Form 10-Q
period 1996-06-14
HMH PROPERTIES INC
filed 1996-07-25
CIK 905038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 14, 1996                 Commission File No. 33-95058


                              HMH PROPERTIES, INC.
                               10400 Fernwood Road
                            Bethesda, Maryland 20817

                                 (301) 380-9000


         Delaware                                         52-1822042
(State of Incorporation)                              (I.R.S. Employer
                                                    Identification Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes   X     No

                      HMH PROPERTIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                            No.


PART I.   FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets -                             3
            June 14, 1996 and December 29, 1995

          Condensed Consolidated Statements of Operations -                   4
            Twelve Weeks and Twenty-Four Weeks Ended June 14, 1996
            and June 16, 1995

          Condensed Consolidated Statements of Cash Flows -                   6
            Twenty-four Weeks Ended June 14, 1996 and
            June 16, 1995

          Notes to Condensed Consolidated Financial Statements                7

          Management's Discussion and Analysis of Results of                 13
            Operations and Financial Condition

PART II.  OTHER INFORMATION AND SIGNATURE                                    17

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)



                                                                                  June 14,        December 29,
                                                                                    1996             1995
                                                                                 (unaudited)
                                                                                 ----------       -----------
                                     ASSETS

Property and equipment, net.................................................... $    794        $    999
Note receivable from affiliate.................................................      144             145
Due from hotel managers........................................................       26              25
Investments in affiliate ......................................................       17              16
Other assets...................................................................      101              21
Cash and cash equivalents......................................................      208              16
                                                                                     ---              --
 ............................................................................... $  1,290        $  1,222
                                                                                ========        ========



                      LIABILITIES AND SHAREHOLDER'S EQUITY

Senior Notes................................................................... $    600        $    600
Notes secured by real estate assets............................................       99             100
Other notes....................................................................       34              34
                                                                                     ---             ---
     Total debt................................................................      733             734
Deferred income taxes..........................................................       91              78
Other liabilities..............................................................       53              26
                                                                                     ---             ---
     Total liabilities.........................................................      877             838
                                                                                     ---             ---


Shareholder's equity
     Common stock, 100 shares issued and outstanding, no par value.............       --              --
     Additional paid-in capital................................................      414             397
     Retained deficit..........................................................       (1)            (13)
                                                                                     ---             ---
         Total shareholder's equity ...........................................      413             384
                                                                                     ---             ---
                                                                                $  1,290        $  1,222
                                                                                ========        ========











            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Twelve Weeks Ended June 14, 1996 and June 16, 1995
                            (unaudited, in millions)



                                                                                     1996            1995
                                                                                     ----            ----

REVENUES
    Hotels......................................................................$      51       $     46
    Net gains (losses) on property transactions.................................       --            (10)
    Equity in earnings of affiliate.............................................        1              1
                                                                                      ---            ---
                                                                                       52             37
                                                                                      ---            ---
OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees
      of $9 million and $7 million in 1996 and 1995, respectively)..............       27             21
                                                                                      ---            ---


OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST...............................................       25             16
Corporate expenses..............................................................       (2)            (4)
Interest expense................................................................      (16)           (14)
Interest income.................................................................        5              4
                                                                                      ---            ---

INCOME BEFORE INCOME TAXES......................................................       12              2
Provision for income taxes......................................................       (5)            (1)
                                                                                      ---            ---

INCOME BEFORE EXTRAORDINARY ITEM................................................        7              1
  Extraordinary item - loss on extinguishment of debt
    (net of income taxes of $8 million).........................................       --            (14)
                                                                                      ---            ---

NET INCOME (LOSS)...............................................................$       7       $    (13)
                                                                                =========       ========


















            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twenty-four Weeks Ended June 14, 1996 and June 16, 1995
                            (unaudited, in millions)



                                                                                     1996           1995
                                                                                     ----           ----
REVENUES
    Hotels......................................................................$      97       $     96
    Net gains (losses) on property transactions.................................       --            (10)
    Equity in earnings of affiliate.............................................        2              2
                                                                                      ---            ---
                                                                                       99             88
                                                                                      ---            ---
OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $15 million and $14 million in 1996 and 1995, respectively)...............       53             48
    Other.......................................................................       --              1
                                                                                      ---            ---
                                                                                       53             49
                                                                                      ---            ---

OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST...............................................       46             39
Corporate expenses..............................................................       (4)            (6)
Interest expense................................................................      (31)           (28)
Interest income.................................................................        9              7
                                                                                      ---            ---

INCOME BEFORE INCOME TAXES......................................................       20             12
Provision for income taxes......................................................       (8)            (5)
                                                                                      ---            ---

INCOME BEFORE EXTRAORDINARY ITEM................................................       12              7
Extraordinary item - loss on extinguishment of debt
    (net of income taxes of $8 million).........................................       --            (14)
                                                                                      ---            ---

NET INCOME (LOSS)...............................................................$      12       $     (7)
                                                                                =========       ========


















            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twenty-four Weeks Ended June 14, 1996 and June 16, 1995
                            (unaudited, in millions)

                                                                                    1996            1995
                                                                                    ----            ----

OPERATING ACTIVITIES
Net income (loss)...............................................................$     12       $      (7)
Extraordinary loss on extinguishment of debt, net
      of taxes..................................................................      --              14
                                                                                     ---             ---
      Income before extraordinary item..........................................      12               7
Adjustments to reconcile to cash from operations:
   Depreciation and amortization................................................      20              25
   Income taxes.................................................................       8               4
   Changes in operating accounts................................................      (1)            (18)
   Other........................................................................      --              10
                                                                                     ---             ---
      Cash provided by operations...............................................      39              28
                                                                                     ---             ---

INVESTING ACTIVITIES
Proceeds from sales of assets...................................................     342             188
   Less noncash proceeds........................................................     (33)            (18)
                                                                                     ---             ---
Cash received from sales of assets .............................................     309             170
Acquisitions....................................................................     (91)            (31)
Capital expenditures............................................................     (23)            (14)
Other...........................................................................     (40)              6
                                                                                     ---             ---
      Cash provided by investing activities.....................................     155             131
                                                                                     ---             ---

FINANCING ACTIVITIES
Issuances of debt, net of related expenses......................................      --             583
Transfers to Hospitality, net...................................................      --            (137)
Repayment of debt...............................................................      (1)           (588)
Other...........................................................................      (1)             --
                                                                                     ---             ---
      Cash used in financing activities.........................................      (2)           (142)
                                                                                     ---             ---

INCREASE IN CASH AND CASH EQUIVALENTS...........................................$    192       $      17
                                                                                ========       =========
















            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed consolidated financial statements of HMH Properties, Inc. and subsidiaries (the "Company"), a wholly-owned direct subsidiary of Host Marriott Hospitality, Inc. ("Hospitality"), have been prepared by the Company without audit. Hospitality is a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 14, 1996, the results of operations for the twelve and twenty-four weeks ended June 14, 1996 and June 16, 1995 and cash flows for the twenty-four weeks ended June 14, 1996 and June 16, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.


2. Revenues represent house profit from the Company's hotel properties, net gains (losses) on property transactions and equity in earnings of an affiliate. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation and amortization, real and personal property taxes, ground rent, insurance, lease payments and management fees which are classified as operating costs and expenses.

     House profit generated by the Company's hotels for 1996 and 1995 consists of:

                                                        Twelve Weeks Ended       Twenty-four Weeks Ended
                                                      June 14,      June 16,    June 14,      June 16,
                                                        1996          1995        1996          1995
                                                        ----          ----        ----          ----
                                                                       (in millions)
     Sales
       Rooms...................................      $    89       $    82      $  175        $  174
       Food & Beverage.........................           30            24          58            49
       Other...................................            8             6          17            12
                                                         ---           ---         ---           ---
         Total Hotel Sales.....................          127           112         250           235
                                                         ---           ---         ---           ---

     Department Costs
       Rooms...................................           20            18          40            39
       Food & Beverage.........................           22            18          45            37
       Other...................................            6             3          10             6
                                                         ---           ---         ---           ---
         Total Department Costs................           48            39          95            82
                                                         ---           ---         ---           ---

     Department Profit.........................           79            73         155           153
     Other Deductions..........................           28            27          58            57
                                                         ---           ---         ---           ---
         House Profit..........................      $    51       $    46      $   97        $   96
                                                     =======       =======      ======        ======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. The Company's 49% limited partner interest in an affiliate that owns a Marriott hotel in Santa Clara, California is accounted for using the equity method. The Company's 49% interest in the operating profits (income before interest costs) of the partnership is included in equity in earnings of affiliate and was $1 million for the twelve weeks ended June 14, 1996 and June 16, 1995, respectively, and $2 million for the twenty-four weeks ended June 14, 1996 and June 16, 1995, respectively.

      The partnership's summarized operating results are as follows:

                                                          Twelve Weeks Ended      Twenty-four Weeks Ended
                                                         June 14,     June 16,     June 14,     June 16,
                                                           1996         1995         1996         1995
                                                           ----         ----         ----         ----
                                                                            (in millions)

              Revenues...........................      $    4.1      $   3.4     $    8.2     $    6.8
              Operating profit...................           2.4          1.9          4.8          3.7
              Net income.........................           1.6          1.1          3.4          2.2

4. In February 1996, the Company entered into an agreement with a real estate investment trust to sell and lease back 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million (10% of which would be deferred). On March 22, 1996, the sale and leaseback of three Courtyard and five Residence Inn properties were completed for approximately $91 million (10% of which was deferred). In the second quarter of 1996, the Company completed the sale and leaseback of the remaining 26 properties (two of these 26 properties remain in escrw pending resolution of certain title issues which must be accomplished by December 31, 1996) for $258 million. During the second quarter of 1996, Host Marriott purchased the Company's rights to the deferred proceeds and obligations under the lease for the 16 Courtyard properties for $13 million. The Company's rights to the deferred proceeds and obligations under the lease for the 18 Residence Inns will remain with the Company.

     In the second quarter of 1996, the Company acquired the 254-room Dulles Marriott Suites Hotel for $29 million, the 256-room Jacksonville Marriott Hotel for $21 million and the 354-room Oklahoma City Marriott Hotel for $23 million.

5. All but two of the subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") are the owners of the Marriott World Trade Center hotel, which was acquired by the Company in late December 1995, and HMH HPT Residence Inn, Inc., the lessee of the Residence Inn properties. Currently, there is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the senior notes within the meaning of Rule 3-10 of Regulation S-X.

     The following condensed, consolidating financial information sets forth the combined financial position as of June 14, 1996 and December 29, 1995, the results of operations for the twelve and twenty-four weeks ended June 14, 1996 and June 16, 1995 and cash flows for the twenty-four weeks ended June 14, 1996 and June 16, 1995 of the parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


               Supplemental Condensed Consolidating Balance Sheets
                                  (in millions)
                                  June 14, 1996


                                                                                    Guarantor     Non-Guarantor
                                                                      Parent       Subsidiaries   Subsidiaries   Consolidated
                                                                      ------       ------------   ------------   ------------

Property and equipment, net...................................      $     342      $     310      $     142      $     794
Note receivable from affiliate................................             --            144             --            144
Due from hotel managers.......................................              4             13              9             26
Investment in affiliate.......................................             17             --             --             17
Other assets..................................................             70             14             17            101
Cash and cash equivalents.....................................            208             --             --            208
                                                                          ---            ---            ---            ---
   Total assets...............................................      $     641      $     481      $     168      $   1,290
                                                                    =========      =========      =========      =========

Debt..........................................................      $     639      $      19      $      75      $     733
Deferred income taxes.........................................             23             66              2             91
Other liabilities.............................................             27             (2)            28             53
                                                                          ---            ---            ---            ---
   Total liabilities..........................................            689             83            105            877
                                                                          ---             --            ---            ---
Owner's equity................................................            (48)           398             63            413
                                                                          ---            ---            ---            ---
   Total liabilities and owner's equity.......................      $     641      $     481      $     168      $   1,290
                                                                    =========      =========      =========      =========


                                December 29, 1995

Property and equipment, net...................................      $     557      $     298      $     144      $     999
Note receivable from affiliate................................             --            145             --            145
Due from hotel managers.......................................             17              8             --             25
Investment in affiliate.......................................             16             --             --             16
Other assets..................................................              7             10              4             21
Cash and cash equivalents.....................................             16             --             --             16
                                                                          ---            ---            ---            ---
   Total assets...............................................      $     613      $     461      $     148      $   1,222
                                                                    =========      =========      =========      =========

Debt..........................................................      $     640      $      19      $      75      $     734
Deferred income taxes.........................................             21             57             --             78
Other liabilities.............................................             15              1             10             26
                                                                          ---            ---            ---            ---
   Total liabilities..........................................            676             77             85            838
                                                                          ---            ---            ---            ---
Owner's equity................................................            (63)           384             63            384
                                                                          ---            ---            ---            ---
   Total liabilities and owner's equity.......................      $     613      $     461      $     148      $   1,222
                                                                    =========      =========      =========      =========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          Supplemental Condensed Consolidating Statements of Operations
                                  (in millions)

                                         Twelve Weeks Ended June 14, 1996
                                                                                    Guarantor     Non-Guarantor
                                                                    Parent         Subsidiaries   Subsidiaries    Consolidated
                                                                    ------         ------------   ------------    ------------
REVENUES......................................................      $     24       $     17       $     11        $     52
OPERATING COSTS AND EXPENSES..................................            11              8              8              27
                                                                         ---            ---            ---             ---
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................            13              9              3              25
Corporate expenses............................................            (1)            (1)            --              (2)
Interest expense..............................................           (14)            (1)            (1)            (16)
Interest income...............................................             2              3             --               5
                                                                         ---            ---            ---             ---
INCOME (LOSS) BEFORE INCOME TAXES.............................            --             10              2              12
Provision for income taxes....................................            --             (4)            (1)             (5)
                                                                         ---            ---            ---             ---
NET INCOME (LOSS).............................................      $     --       $      6       $      1        $      7
                                                                    ========       ========       ========        ========


                                         Twelve Weeks Ended June 16, 1995


REVENUES ....................................................       $     23       $     14       $     --        $     37
OPERATING COSTS AND EXPENSES..................................            13              8             --              21
                                                                         ---            ---            ---             ---
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................            10              6             --              16
Corporate expenses............................................            (2)            (2)            --              (4)
Interest expense..............................................           (13)            (1)            --             (14)
Interest income...............................................            --              4             --               4
                                                                         ---            ---            ---             ---
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM.........................................            (5)             7             --               2
Provision for income taxes....................................             2             (3)            --              (1)
                                                                         ---            ---            ---             ---
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...................            (3)             4             --               1
Extraordinary item - loss on extinguishment of debt...........           (14)            --             --             (14)
                                                                         ---            ---            ---             ---
NET INCOME (LOSS).............................................      $    (17)     $       4       $     --       $     (13)
                                                                    ========      =========       ========       =========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          Supplemental Condensed Consolidating Statements of Operations
                                  (in millions)

                                       Twenty-four Weeks Ended June 14, 1996



                                                                                    Guarantor      Non-Guarantor
                                                                      Parent       Subsidiaries    Subsidiaries    Consolidated
                                                                      ------       ------------    ------------    ------------

REVENUES......................................................      $     53       $     33        $     13        $     99
OPERATING COSTS AND EXPENSES..................................            28             15              10              53
                                                                         ---            ---             ---             ---
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................            25             18               3              46
Corporate expenses............................................            (2)            (2)             --              (4)
Interest expense..............................................           (27)            (2)             (2)            (31)
Interest income...............................................             3              6              --               9
                                                                         ---            ---             ---             ---
INCOME (LOSS) BEFORE INCOME TAXES.............................            (1)            20               1              20
Provision for income taxes....................................            --             (7)             (1)             (8)
                                                                         ---            ---             ---             ---
NET INCOME (LOSS).............................................      $     (1)      $     13        $     --        $     12
                                                                    ========       ========        ========        ========


                                       Twenty-four Weeks Ended June 16, 1995


REVENUES ....................................................       $     65       $     23        $     --        $     88
OPERATING COSTS AND EXPENSES..................................            37             12              --              49
                                                                         ---            ---             ---             ---
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................            28             11              --              39
Corporate expenses............................................            (4)            (2)             --              (6)
Interest expense..............................................           (27)            (1)             --             (28)
Interest income...............................................            --              7              --               7
                                                                         ---            ---             ---             ---
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM.........................................            (3)            15              --             12
Provision for income taxes....................................             1             (6)             --             (5)
                                                                         ---            ---             ---            ---
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...................            (2)             9              --              7
Extraordinary item - loss on extinguishment of debt...........           (14)            --              --            (14)
                                                                         ---            ---             ---            ---
NET INCOME (LOSS).............................................      $    (16)      $      9        $     --        $    (7)
                                                                    ========       ========        ========        =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          Supplemental Condensed Consolidating Statement of Cash Flows
                                  (in millions)

                                      Twenty-four Weeks Ended June 14, 1996



                                                                                    Guarantor     Non-Guarantor
                                                                      Parent       Subsidiaries   Subsidiaries   Consolidated
                                                                      ------       ------------   ------------   ------------

CASH PROVIDED BY OPERATIONS...................................      $     13       $     24       $     2        $     39
                                                                         ---            ---           ---             ---
INVESTING ACTIVITIES
   Cash received from sales of assets, net....................           309             --            --             309
   Acquisitions...............................................           (91)            --            --             (91)
   Capital expenditures.......................................            (9)           (12)           (2)            (23)
   Other......................................................           (40)            --            --             (40)
                                                                         ---            ---           ---             ---
      Cash provided by (used in) investing activities.........           169            (12)           (2)            155
                                                                         ---            ---           ---             ---
FINANCING ACTIVITIES
   Repayment of debt..........................................            (1)            --            --              (1)
   Other......................................................            (1)            --            --              (1)
                                                                         ---            ---           ---             ---
      Cash used in financing activities.......................            (2)            --            --              (2)
                                                                         ---            ---           ---             ---

INCREASE IN CASH AND CASH EQUIVALENTS.........................      $    180       $     12       $    --        $    192
                                                                    ========       ========       =======        ========


                                       Twenty-four Weeks Ended June 16, 1995

CASH PROVIDED BY OPERATIONS...................................      $     13       $     15       $    --        $     28
                                                                         ---            ---           ---             ---
INVESTING ACTIVITIES
   Cash received from sales of assets, net....................           170             --            --             170
   Acquisitions...............................................           (31)            --            --             (31)
   Capital expenditures.......................................           (13)            (1)           --             (14)
   Other .....................................................             6             --            --               6
                                                                         ---            ---           ---             ---
      Cash provided by (used in) investing activities.........           132             (1)           --             131
                                                                         ---            ---           ---             ---
FINANCING ACTIVITIES
   Issuances of debt, net of related expenses.................           583             --            --             583
   Transfers to Hospitality, net..............................          (137)            --            --            (137)
   Repayment of debt..........................................          (588)            --            --            (588)
                                                                         ---            ---           ---             ---
      Cash used in financing activities.......................          (142)            --            --            (142)
                                                                        ----            ---           ---             ---

INCREASE IN CASH AND CASH EQUIVALENTS.........................      $      3       $     14       $    --        $     17
                                                                    ========       ========       =======        ========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

REVENUES. Revenues consist of house profit from the Company's hotel properties, net gains (losses) on real estate transactions and equity in earnings of an affiliate. The Company's second quarter 1996 revenues of $52 million represented a $15 million, or 41%, increase from the second quarter of 1995. Year-to-date revenues increased $11 million, or 13%, to $99 million. The Company's revenue and operating profit were impacted by:

 - improved lodging results from comparable properties;

 - the addition of seven full-service hotel properties during 1995 and 1996;

 - the 1996 acquisition of an 83% interest in a mortgage loan secured by a full-service property;

 - the 1996 sale and leaseback of 18 of the Company's Residence Inn properties;

 - the sale of 53 of the Company's Courtyard properties during 1995 and 1996;

 - a $10 million charge in the 1995 second quarter to write down the carrying value of certain Courtyard and Residence Inn properties held for sale to their net realizable value. Such charge is included in revenues as part of "Net gains (losses) on property transactions"; and

 - the 1995 sale of four of the Company's Fairfield Inns.


Hotel revenues increased $5 million, or 11%, to $51 million in the second quarter of 1996. Year-to-date revenues increased $1 million to $97 million. The 1996 hotel revenue increases reflect the addition of seven full-service hotel properties in 1995 and 1996 and overall improved lodging results, partially offset by the sale of 37 Courtyard properties and four Fairfield Inn properties in 1995, and the sale of 16 Courtyard properties in the first and second quarters of 1996. Both of the Company's lodging segments reported growth in revenue per available room ("REVPAR") for comparable hotels. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property.

Overall second quarter revenue for nearly all of the Company's full-service hotels were improved or comparable to second quarter of 1995 results. Improved results were driven by strong increases in REVPAR of nearly 13% for comparable units for the second quarter and 11% year-to-date. On a comparable basis, average room rates increased 6% for both the quarter and year-to-date, while average occupancy increased nearly five percentage points for the quarter and four percentage points year-to-date. Results for the quarter and year-to-date were further enhanced by almost a two percentage point increase in the house profit margin. Management believes REVPAR will continue to grow through steady increases in average room rates, combined with minor changes in occupancy rates. However, there can be no assurance that REVPAR will continue to increase in the future. The REVPAR growth contributed to a 17% increase in comparable full-service revenues for the quarter and a 12% increase year-to-date.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Company's extended-stay Residence Inn properties, reported a 5% increase in REVPAR for both the 1996 second quarter and year-to-date due primarily to an increase in average room rates of 6% while average occupancy decreased slightly. Due to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

In the first and second quarters of 1996, the Company sold and leased back its 16 remaining Courtyard properties. The Company then sold its residual interest in the lease of these properties to Host Marriott Corporation early in the second quarter of 1996 and, accordingly, the Company no longer records the revenues related to these properties. Through the date of their disposition, 1996 revenues and operating profit for the Courtyard properties were comparable to 1995.

OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of depreciation, amortization, management fees, real and personal property taxes, ground and equipment rent, insurance, lease payments and certain other costs. Operating costs and expenses increased $6 million to $27 million for the second quarter of 1996. Year-to-date operating costs and expenses increased $4 million to $53 million. The Company's hotel operating costs and expenses for the second quarter of 1996 increased $6 million to $27 million, primarily reflecting the addition of seven full-service properties during 1995 and 1996, increased management fees and rentals tied to improved operating results and properites sold and leased back, partially offset by the sale of certain limited-service properties. Year-to-date hotel operating costs increased $5 million to $53 million. As a percentage of hotel revenues, hotel operating costs and expenses represented 53% of revenues and 46% of revenues in the second quarter of 1996 and 1995, respectively, reflecting the shifting emphasis to full-service hotels. Year-to-date hotel operating costs and expenses represented 55% of revenues and 50% of revenues in 1996 and 1995, respectively.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased by $9 million to $25 million, or 48% of revenues, in the second quarter of 1996 from $16 million, or 43% of revenues, in the second quarter of 1995. Year- to-date operating profit increased $7 million to $46 million, or 46%, of revenues. Hotel operating profit decreased by $1 million to $24 million, or 47% of hotel revenues, in the second quarter of 1996 from $25 million, or 54% of revenues, in the second quarter of 1995. Year-to-date hotel operating profit decreased $4 million to $44 million, or 45% of revenues. Excluding the impact of the non-comparable items discussed earlier, full-service hotel operating profit increased approximately $1 million, or 12%, over the second quarter of 1995 and $2 million, or 9%, year-to-date.

CORPORATE EXPENSES. Corporate expenses decreased $2 million to $2 million, or 4% of revenues, for the second quarter of 1996 and decreased $2 million to $4 million, or 4% of revenues, year-to-date due to a decrease in corporate expenses allocated to the Company by Host Marriott.

INTEREST EXPENSE. Interest expense increased $2 million to $16 million for the second quarter of 1996 and increased $3 million to $31 million year-to-date primarily due to debt incurred in conjunction with the acquisition of certain hotel properties during 1995.

NET INCOME (LOSS). The Company's net income for the second quarter of 1996 was $7 million, or 13% of revenues, compared to a loss of $13 million for the second quarter of 1995. Year-to-date net income for 1996 was $12 million, or 12% of revenues, compared to a loss of $7 million in 1995. The 1995 net losses include the impact of a $14 million extraordinary loss on the extinguishment of debt.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



LIQUIDITY AND CAPITAL RESOURCES

The Company reported an increase in cash and cash equivalents of $192 million for the twenty-four weeks ended June 14, 1996. This increase is primarily due to proceeds from the sale of certain limited- service properties and cash from operations, partially offset by the use of funds for the acquisition of three full-service hotels and to acquire an 83% interest in the mortgage loans secured by a full-service property. Cash flow provided by operations increased $11 million to $39 million for the twenty-four weeks ended June 14, 1996.

Cash provided by investing activities increased $24 million to $155 million for the twenty-four weeks ended June 14, 1996 primarily reflecting the impact of the 1995 and 1996 sale of 53 Courtyard properties and the sale and leaseback of 18 Residence Inns in 1996. Cash from investing activities for 1996 includes approximately $309 million in net sales proceeds from the sale/leaseback of thirty-four of the Company's Courtyard and Residence Inn properties. These sources of cash from investing activities were partially offset by the acquisition of three full-service properties ($73 million) capital expenditures of $23 million, primarily related to the construction of an urban Residence Inn near National Airport ($6 million) and renewals and replacements on existing properties, and expenditures of $18 million for the acquisition of 83% of the mortgage loans securing the Newport Beach Marriott Suites.

Cash used in financing activities decreased $140 million to $2 million for the twenty-four weeks ended June 14, 1996, primarily reflecting the first quarter 1995 transfers to Hospitality.

EBITDA

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items (principally non-cash writedowns of lodging properties and equity in earnings of an affiliate, net of distributions received) ("EBITDA") decreased $1 million, or 3%, to $36 million in the second quarter of 1996 from $37 million in the second quarter of 1995. Year-to-date EBITDA decreased $4 million, or 5% to $69 million. The decrease in EBITDA is due to the sale of 37 of the Company's Courtyard properties and four Fairfield Inns in 1995 and the sale of 16 Courtyards and 18 Residence Inns in 1996, partially offset by an increase in comparable hotel EBITDA and the addition of seven full-service hotels in 1995 and 1996. The Company believes that EBITDA is a meaningful measure of the Company's operating performance due to the significance of the Company's long-lived assets (and the related depreciation therein) and because EBITDA can be used to measure the Company's ability to meet debt service requirements and is used in the senior notes indenture as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

The Company's 1996 second quarter hotel EBITDA of $31 million represented a decrease of $4 million, or 10%, over 1995 second quarter results. Year-to-date EBITDA decreased $8 million, or 12%, to $63 million. Full-service EBITDA increased $11 million, or 59%, to $29 million for the 1996 second quarter and increased $17 million, or 50%, to $51 million year-to-date. As a percentage of hotel EBITDA, full- service hotel EBITDA increased to 92% of hotel EBITDA in the second quarter of 1996 from 52% of hotel EBITDA in the second quarter of 1995 and 81% of hotel EBITDA year-to-date in 1996 from 48% of hotel EBITDA in 1995. On a comparable basis, full-service EBITDA increased 13% for the second quarter of 1996 and 9% year-to-date.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is a reconciliation of EBITDA to net income:

                                                        Twelve Weeks Ended           Twenty-four Weeks Ended
                                                       June 14,      June 16,          June 14,    June 16,
                                                         1996          1995              1996        1995
                                                         ----          ----              ----        ----
                                                                         (in millions)

EBITDA...........................................    $     36     $      37         $      69   $      73
Interest expense.................................         (16)          (14)              (31)        (28)
Depreciation and amortization....................          (9)          (11)              (20)        (25)
Income taxes applicable to operations............          (5)           (1)               (8)         (5)
Gain (loss) on dispositions of assets
 and other non-cash charges, net.................           1           (10)                2          (8)
                                                          ---           ---               ---         ---
   Net income before extraordinary item..........    $      7     $       1         $      12   $       7
                                                     ========     =========         =========   =========

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

    None.

Item 5.   Other Information

    None.

Item 6.   Exhibits and Reports on Form 8-K

    a.    Exhibits:

          None.

    b.    Reports on Form 8-K:

     June 12,1996 - Amendment to Current Report on Form 8-K/A dated April 15, 1996 to include financial statements of the Dulles Marriott Suites and pro forma financial data for HMH Properties, Inc.

     April 15, 1996 - Current Report on Form 8-K dated March 29, 1996 to report the acquisition of the Dulles Marriott Suites and the sale and leaseback of 16 Courtyard and 18 Residence Inn properties.

     March 7, 1996 - Amendment to Current Report on Form 8-K/A dated January 17, 1996 by filing updated financial statements of the New York Vista.

     January 29, 1996 - Amendment to Current Report on Form 8-K/A dated January 17, 1996 to include updated pro forma financial statements for HMH Properties, Inc.

     January 17, 1996 - Financial statements of acquired business, the New York Vista and pro forma financial statements for HMH Properties, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HMH PROPERTIES, INC.


July 26, 1996                           /s/ Donald D. Olinger
- - -------------                           ---------------------
Date                                    Donald D. Olinger
                                        Vice President and Corporate Controller
                                       (Principal Accounting Officer)