Form 10-Q
period 1996-09-06
HMH PROPERTIES INC
filed 1996-10-17
CIK 905038

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




For the Quarter Ended September 6, 1996            Commission File No. 33-95058


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

                                                       Yes   X     No

                      HMH PROPERTIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                      Page
                                                                       No.
                                                                       ---


PART I.   FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets -                       3
            September 6, 1996 and December 29, 1995

          Condensed Consolidated Statements of Operations -             4
            Twelve Weeks and Thirty-Six Weeks Ended September 6, 1996
            and September 8, 1995

          Condensed Consolidated Statements of Cash Flows -             6
            Thirty-Six Weeks Ended September 6, 1996 and
            September 8, 1995

          Notes to Condensed Consolidated Financial Statements          7

          Management's Discussion and Analysis of Results of           13
            Operations and Financial Condition

PART II.  OTHER INFORMATION AND SIGNATURE                              17


                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)



                                                                                September 6,    December 29,
                                                                                    1996            1995
                                                                                    ----            ----
                                                                                (unaudited)
                                     ASSETS

Property and equipment, net.................................................... $    817        $    999
Note receivable from affiliate.................................................      143             145
Due from hotel managers........................................................       22              25
Investments in affiliate ......................................................       17              16
Other assets...................................................................       83              21
Cash and cash equivalents......................................................      220              16
                                                                                   -----           -----
                                                                                $  1,302        $  1,222
                                                                                ========        ========



                      LIABILITIES AND SHAREHOLDER'S EQUITY

Senior Notes................................................................... $    600        $    600
Notes secured by real estate assets............................................       98             100
Other notes....................................................................       34              34
                                                                                   -----           -----
     Total debt................................................................      732             734
Deferred income taxes..........................................................       92              78
Other liabilities..............................................................       74              26
                                                                                   -----           -----
     Total liabilities.........................................................      898             838
                                                                                   -----           -----


Shareholder's equity
     Common stock, 100 shares issued and outstanding, no par value.............       --              --
     Additional paid-in capital................................................      414             397
     Retained deficit..........................................................      (10)            (13)
                                                                                   -----           -----
         Total shareholder's equity ...........................................      404             384
                                                                                   -----           -----
                                                                                $  1,302        $  1,222
                                                                                ========        ========











            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Twelve Weeks Ended September 6, 1996 and September 8, 1995
                            (unaudited, in millions)



                                                                                     1996           1995
                                                                                     ----           ----

REVENUES
    Hotels......................................................................$      41       $     40
    Equity in earnings of affiliate.............................................        1              1
                                                                                     ----           ----
                                                                                       42             41
                                                                                     ----           ----
OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees
      of $8 million and $5 million in 1996 and 1995, respectively)..............       29             25
                                                                                     ----           ----

OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST...............................................       13             16
Corporate expenses..............................................................       (3)            (2)
Interest expense................................................................      (16)           (13)
Interest income.................................................................        7              3
                                                                                     ----           ----

INCOME BEFORE INCOME TAXES......................................................        1              4
                                                                                     ----           ----
Provision for income taxes......................................................       (1)            (2)
                                                                                     ----           ----

NET INCOME......................................................................$      --       $      2
                                                                                =========       ========


























            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Thirty-six Weeks Ended September 6, 1996 and September 8, 1995
                            (unaudited, in millions)



                                                                                     1996           1995
                                                                                     ----           ----
REVENUES
    Hotels......................................................................$     138       $    136
    Net gains (losses) on property transactions.................................       --            (10)
    Equity in earnings of affiliate.............................................        3              3
                                                                                     ----           ----
                                                                                      141            129
                                                                                     ----           ----
OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of
      $23 million and $19 million in 1996 and 1995, respectively)...............       82             73
    Other.......................................................................       --              1
                                                                                     ----           ----
                                                                                       82             74
                                                                                     ----           ----

OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST...............................................       59             55
Corporate expenses..............................................................       (7)            (8)
Interest expense................................................................      (47)           (41)
Interest income.................................................................       16             10
                                                                                     ----           ----

INCOME BEFORE INCOME TAXES......................................................       21             16
Provision for income taxes......................................................       (9)            (7)
                                                                                     ----           ----

INCOME BEFORE EXTRAORDINARY ITEM................................................       12              9
Extraordinary item - loss on extinguishment of debt
    (net of income taxes of $8 million).........................................       --            (14)
                                                                                     ----           ----

NET INCOME (LOSS)...............................................................$      12       $     (5)
                                                                                =========       ========


















            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-six Weeks Ended September 6, 1996 and September 8, 1995
                            (unaudited, in millions)

                                                                                    1996            1995
                                                                                    ----            ----

OPERATING ACTIVITIES
Net income (loss)...............................................................$     12       $      (5)
Extraordinary loss on extinguishment of debt, net
      of taxes..................................................................      --              14
                                                                                    ----            ----
      Income before extraordinary item..........................................      12               9
Adjustments to reconcile to cash from operations:
   Depreciation and amortization................................................      29              35
   Income taxes.................................................................       9               5
   Limited service hotel valuation adjustment...................................      --              10
   Changes in operating accounts................................................      17               3
   Other........................................................................       1               1
                                                                                    ----            ----
      Cash provided by operations...............................................      68              63
                                                                                    ----            ----

INVESTING ACTIVITIES
Proceeds from sales of assets...................................................     342             337
   Less noncash proceeds........................................................     (33)            (33)
                                                                                    ----            ----
Cash received from sales of assets .............................................     309             304
Acquisitions....................................................................     (91)            (60)
Capital expenditures............................................................     (31)            (28)
Other...........................................................................     (40)              7
                                                                                    ----            ----
      Cash provided by investing activities.....................................     147             223
                                                                                    ----            ----

FINANCING ACTIVITIES
Issuances of debt, net of related expenses......................................      --             582
Transfers to Hospitality, net...................................................      --            (138)
Dividends to Parent.............................................................      (9)            (25)
Repayment of debt...............................................................      (1)           (588)
Other...........................................................................      (1)             --
                                                                                    ----            ----
      Cash used in financing activities.........................................     (11)           (169)
                                                                                    ----            ----

INCREASE IN CASH AND CASH EQUIVALENTS...........................................$    204       $     117
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 6, 1996, the results of operations for the twelve and thirty-six weeks ended September 6, 1996 and September 8, 1995 and cash flows for the thirty-six weeks ended September 6, 1996 and September 8, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

     House profit generated by the Company's hotels for 1996 and 1995 consists of:

                                                                  Twelve Weeks Ended            Thirty-six Weeks Ended
                                                              September 6,    September 8,   September 6,    September 8,
                                                                 1996            1995           1996            1995
                                                                 ----            ----           ----            ----
                                                                                    (in millions)
              Sales
                Rooms...................................      $    85         $    78         $  260            $  252
                Food & Beverage.........................           26              21             84                70
                Other...................................            8               6             25                18
                                                                 ----            ----           ----              ----
                   Total Hotel Sales....................          119             105            369               340
                                                                 ----            ----           ----              ----
              Department Costs
                Rooms...................................           21              19             61                58
                Food & Beverage.........................           24              15             69                52
                Other...................................            2               4             12                10
                                                                 ----            ----           ----              ----
                   Total Department Costs...............           47              38            142               120
                                                                 ----            ----           ----              ----

              Department Profit.........................           72              67            227               220
              Other Deductions..........................           31              27             89                84
                                                                 ----            ----           ----              ----
                   House Profit.........................      $    41         $    40         $  138            $  136
                                                              =======         =======         ======            ======

3. The Company's 49% limited partner interest in an affiliate that owns a Marriott hotel in Santa Clara, California is accounted for using the equity method. The Company's 49% interest in the operating profits (income before interest costs) of the partnership is included in equity in earnings of affiliate and was $1 million for the twelve weeks ended September 6, 1996 and September 8, 1995, respectively, and $3 million for the thirty-six weeks ended September 6, 1996 and September 8, 1995, respectively.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The partnership's summarized operating results are as follows:

                                                           Twelve Weeks Ended           Thirty-six Weeks Ended
                                                        September 6,   September 8,     September 6,    September 8,
                                                           1996           1995             1996            1995
                                                           ----           ----             ----            ----
                                                                           (in millions)
              Revenues...........................      $    3.6        $   3.5         $   11.8        $   10.3
              Operating profit...................           1.9            1.9              6.7             5.6
              Net income.........................           1.2            1.2              4.6             3.5

4. In February 1996, the Company entered into an agreement with a real estate investment trust to sell and lease back 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million (10% of which would be deferred). On March 22, 1996, the sale and leaseback of three Courtyard and five Residence Inn properties were completed for approximately $91 million (10% of which was deferred). In the second quarter of 1996, the Company completed the sale and leaseback of the remaining 26 properties (two of these 26 properties remain in escrow pending resolution of certain title issues which must be accomplished by December 31, 1996) for $258 million. During the second quarter of 1996, Host Marriott purchased the Company's rights to the deferred proceeds and obligations under the lease for the 16 Courtyard properties for $13 million. The Company will retain its rights to the deferred proceeds and obligations under the lease for the 18 Residence Inns.

     In the second quarter of 1996, the Company acquired the 254-room Dulles Marriott Suites Hotel for $29 million, the 256-room Jacksonville Marriott Hotel for $21 million and the 354-room Oklahoma City Marriott Hotel for $23 million. In the third quarter of 1996, the Company acquired, through foreclosure, a controlling interest in the 250-room Newport Beach Marriott Suites. The Company had purchased an 83% interest in the mortgage loans secured by the hotel for $18 million in the first quarter of 1996. During the fourth quarter of 1996, the Company acquired the 447-room Ritz-Carlton Hotel in downtown Atlanta for $62 million and the 279-room Palm Beach Gardens Marriott for $28 million.

5. During the third quarter of 1996, a $9 million dividend was paid to Host Marriott, as permitted under the senior notes indenture.

6. All but two of the subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly- owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") are the owners of the Marriott World Trade Center hotel, which was acquired by the Company in late December 1995, and HMH HPT Residence Inn, Inc., the lessee of the Residence Inn properties. Currently, there is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the senior notes within the meaning of Rule 3-10 of Regulation S-X of the Securities and Exchange Commission.

     The following condensed, consolidating financial information sets forth the combined financial position as of September 6, 1996 and December 29, 1995, the results of operations for the twelve and thirty-six weeks ended September 6, 1996 and September 8, 1995 and cash flows for the thirty-six weeks ended September 6, 1996 and September 8, 1995 of the parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               Supplemental Condensed Consolidating Balance Sheets
                                  (in millions)
                                September 6, 1996


                                                                                    Guarantor     Non-Guarantor
                                                                     Parent        Subsidiaries   Subsidiaries   Consolidated
                                                                     ------        ------------   ------------   ------------

Property and equipment, net...................................      $   364        $   312        $   141         $   817
Note receivable from affiliate................................           --            143             --             143
Due from hotel managers.......................................            8              8              6              22
Investment in affiliate.......................................           17             --             --              17
Other assets..................................................           47             15             21              83
Cash and cash equivalents.....................................          220             --             --             220
                                                                       ----           ----           ----            ----
   Total assets...............................................      $   656        $   478        $   168         $ 1,302
                                                                    =======        =======        =======         =======

Debt..........................................................      $   638        $    19        $    75         $   732
Deferred income taxes.........................................           24             66              2              92
Other liabilities.............................................           54             (7)            27              74
                                                                       ----           ----           ----            ----
   Total liabilities..........................................          716             78            104             898
Owner's equity (deficit)......................................          (60)           400             64             404
                                                                       ----           ----           ----            ----
   Total liabilities and owner's equity.......................      $   656        $   478        $   168         $ 1,302
                                                                    =======        =======        =======         =======


                                December 29, 1995

Property and equipment, net...................................      $   557       $   298         $   144         $   999
Note receivable from affiliate................................           --           145              --             145
Due from hotel managers.......................................           17             8              --              25
Investment in affiliate.......................................           16            --              --              16
Other assets..................................................            7            10               4              21
Cash and cash equivalents.....................................           16            --              --              16
                                                                       ----          ----            ----            ----
   Total assets...............................................      $   613       $   461         $   148         $ 1,222
                                                                    =======       =======         =======         =======

Debt..........................................................      $   640       $    19         $    75         $   734
Deferred income taxes.........................................           21            57              --              78
Other liabilities.............................................           15             1              10              26
                                                                       ----          ----            ----            ----
   Total liabilities..........................................          676            77              85             838
Owner's equity (deficit)......................................          (63)          384              63             384
                                                                       ----          ----            ----            ----
   Total liabilities and owner's equity.......................      $   613       $   461         $   148         $ 1,222
                                                                    =======       =======         =======         =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          Supplemental Condensed Consolidating Statements of Operations
                                  (in millions)
                      Twelve Weeks Ended September 6, 1996



                                                                                    Guarantor     Non-Guarantor
                                                                     Parent        Subsidiaries   Subsidiaries  Consolidated
                                                                     ------        ------------   ------------  ------------

REVENUES......................................................      $    17        $    12        $    13        $    42
OPERATING COSTS AND EXPENSES..................................           11              8             10             29
                                                                       ----           ----           ----           ----
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................            6              4              3             13
Corporate expenses............................................           (2)            --             (1)            (3)
Interest expense..............................................          (14)            --             (2)           (16)
Interest income...............................................            3              3              1              7
                                                                       ----           ----           ----           ----
INCOME (LOSS) BEFORE INCOME TAXES.............................           (7)             7              1              1
Provision for income taxes....................................            4             (4)            (1)            (1)
                                                                       ----           ----           ----           ----
NET INCOME (LOSS).............................................      $    (3)       $     3        $    --        $    --
                                                                    =======        =======        =======        =======


                      Twelve Weeks Ended September 8, 1995


REVENUES ....................................................       $    34        $    7         $    --        $    41
OPERATING COSTS AND EXPENSES..................................           21             4              --             25
                                                                       ----          ----            ----           ----
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................           13             3              --             16
Corporate expenses............................................           (2)           --              --             (2)
Interest expense..............................................          (13)           --              --            (13)
Interest income...............................................           --             3              --              3
                                                                       ----          ----            ----           ----
INCOME (LOSS) BEFORE INCOME TAXES.............................           (2)            6              --              4
Provision for income taxes....................................           --            (2)             --             (2)
                                                                       ----          ----            ----           ----
NET INCOME (LOSS).............................................      $    (2)      $     4         $    --        $     2
                                                                    =======       =======         =======        =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          Supplemental Condensed Consolidating Statements of Operations
                                  (in millions)
                    Thirty-six Weeks Ended September 6, 1996



                                                                                    Guarantor     Non-Guarantor
                                                                      Parent       Subsidiaries   Subsidiaries   Consolidated
                                                                      ------       ------------   ------------   ------------

REVENUES......................................................      $    70        $    45        $    26        $   141
OPERATING COSTS AND EXPENSES..................................           39             23             20             82
                                                                       ----           ----           ----           ----
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................           31             22              6             59
Corporate expenses............................................           (4)            (2)            (1)            (7)
Interest expense..............................................          (41)            (2)            (4)           (47)
Interest income...............................................            6              9              1             16
                                                                       ----           ----           ----           ----
INCOME (LOSS) BEFORE INCOME TAXES.............................           (8)            27              2             21
Provision for income taxes....................................            3            (11)            (1)            (9)
                                                                       ----           ----           ----           ----
NET INCOME (LOSS).............................................      $    (5)       $    16        $     1        $    12
                                                                    =======        =======        =======        =======


                    Thirty-six Weeks Ended September 8, 1995


REVENUES ....................................................       $   104        $    25        $    --        $    129
OPERATING COSTS AND EXPENSES..................................           61             13             --              74
                                                                       ----           ----           ----            ----
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................           43             12             --              55
Corporate expenses............................................           (6)            (2)            --              (8)
Interest expense..............................................          (41)            --             --             (41)
Interest income...............................................           --             10             --              10
                                                                       ----           ----           ----            ----
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM.........................................           (4)            20             --              16
Provision for income taxes....................................            2             (9)            --              (7)
                                                                       ----           ----           ----            ----
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.......................           (2)            11             --               9
Extraordinary item - loss on extinguishment of debt...........          (14)            --             --             (14)
                                                                       ----           ----           ----            ----
NET INCOME (LOSS).............................................      $   (16)       $    11        $    --        $     (5)
                                                                    =======        =======        =======        ========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          Supplemental Condensed Consolidating Statement of Cash Flows
                                  (in millions)
                    Thirty-six Weeks Ended September 6, 1996



                                                                                    Guarantor     Non-Guarantor
                                                                     Parent        Subsidiaries   Subsidiaries   Consolidated
                                                                     ------        ------------   ------------   ------------

CASH PROVIDED BY OPERATIONS...................................      $    51        $    16        $     1        $    68
                                                                    -------        -------        -------        -------
INVESTING ACTIVITIES
   Cash received from sales of assets, net....................          309             --             --            309
   Acquisitions...............................................          (91)            --             --            (91)
   Capital expenditures.......................................          (14)           (16)            (1)           (31)
   Other......................................................          (40)            --             --            (40)
                                                                       ----           ----           ----           ----
      Cash provided by (used in) investing activities.........          164            (16)            (1)           147
                                                                       ----           ----           ----           ----
FINANCING ACTIVITIES
   Repayment of debt..........................................           (1)            --             --             (1)
   Dividends to Parent........................................           (9)            --             --             (9)
   Other......................................................           (1)            --             --             (1)
                                                                       ----           ----           ----           ----
      Cash used in financing activities.......................          (11)            --             --            (11)
                                                                       ----           ----           ----           ----

INCREASE IN CASH AND CASH EQUIVALENTS.........................      $   204        $    --        $    --        $   204
                                                                    =======        =======        =======        =======


                    Thirty-six Weeks Ended September 8, 1995

CASH PROVIDED BY OPERATIONS...................................      $    22        $    41        $    --        $    63
                                                                    -------        -------        -------        -------
INVESTING ACTIVITIES
   Cash received from sales of assets, net....................          304             --             --            304
   Acquisitions...............................................          (30)           (30)            --            (60)
   Capital expenditures.......................................          (17)           (11)            --            (28)
   Other .....................................................            7             --             --              7
                                                                       ----           ----           ----           ----
      Cash provided by (used in) investing activities.........          264            (41)            --            223
                                                                       ----           ----           ----           ----
FINANCING ACTIVITIES
   Issuances of debt, net of related expenses.................          582             --             --            582
   Transfers to Hospitality, net..............................         (138)            --             --           (138)
   Dividend to Parent.........................................          (25)            --             --            (25)
   Repayment of debt..........................................         (588)            --             --           (588)
                                                                       ----           ----           ----           ----
   Cash used in financing activities.......................            (169)            --             --           (169)
                                                                       ----           ----           ----           ----

INCREASE IN CASH AND CASH EQUIVALENTS.........................      $   117        $    --        $    --       $    117
                                                                    =======        =======        =======       ========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

REVENUES. Revenues consist of house profit from the Company's hotel properties, net gains (losses) on real estate transactions and equity in earnings of an affiliate. The Company's third quarter 1996 revenues of $42 million represented a $1 million, or 2%, increase from the third quarter of 1995. Year-to-date revenues increased $12 million, or 9%, to $141 million. The Company's revenue and operating profit were impacted by:

-    improved lodging results from comparable properties;

-    the addition of eight full-service hotel properties during 1995 and 1996;

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


Hotel revenues increased $1 million, or 3%, to $41 million in the third quarter of 1996. Year-to-date revenues increased $2 million to $138 million. The 1996 hotel revenue increases reflect the addition of eight full-service hotel properties in 1995 and 1996 and overall improved lodging results, partially offset by the sale of 37 Courtyard properties and four Fairfield Inn properties in 1995, and the sale of 16 Courtyard properties in the first and second quarters of 1996. The Company's full-service hotels and Residence Inn properties reported growth in revenue per available room ("REVPAR") for comparable hotels. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property.

Overall third quarter revenues for nearly all of the Company's full-service hotels were improved or comparable to third quarter of 1995 results. Improved results were driven by strong increases in REVPAR of nearly 15% for comparable units for the third quarter and 12% year-to-date. Hotel sales increased $14 million, or 13%, to $119 million for the quarter and $29 million, or 9%, to $369 million year-to-date, reflecting REVPAR increases for comparable units and the increase in full-service properties during 1995 and 1996. On a comparable basis, average room rates increased 9% for the quarter and 7% year-to-date, while average occupancy increased four percentage points for both the quarter and year-to-date. Results for the quarter and year-to-date were further enhanced by a two percentage point increase in the house profit margin for comparable properties. Management believes REVPAR will continue to grow through steady increases in average room rates, combined with minor changes in occupancy rates. However, there can be no assurance that REVPAR will continue to increase in the future. The REVPAR growth contributed to a $3 million, or 18%, increase in comparable full-service revenues for the quarter and a $9 million, or 14%, increase year-to- date.

The Company's extended-stay Residence Inn properties, reported a 7% and 6% increase in REVPAR for the 1996 third quarter and year-to-date, respectively, due primarily to an increase in average room rates of 8% and 6% for the third quarter and year-to-date, respectively, while average occupancy decreased slightly. Due

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

In the first and second quarters of 1996, the Company sold and leased back its 16 remaining Courtyard properties. The Company then sold its residual interest in the lease of these properties to Host Marriott Corporation for approximately $13 million early in the second quarter of 1996 and, accordingly, the Company no longer records the revenues related to these properties. Through the date of their disposition, 1996 revenues and operating profit for the Courtyard properties were comparable to 1995.

OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of depreciation, amortization, management fees, real and personal property taxes, ground and equipment rent, insurance, lease payments and certain other costs. Operating costs and expenses increased $4 million to $29 million for the third quarter of 1996. Year-to-date operating costs and expenses increased $8 million to $82 million. The Company's hotel operating costs and expenses for the third quarter of 1996 increased $4 million to $29 million, primarily reflecting the addition of eight full-service properties during 1995 and 1996, increased management fees and rentals tied to improved operating results and properties sold and leased back, partially offset by the sale of certain limited-service properties. Year-to-date hotel operating costs increased $9 million to $82 million. As a percentage of hotel revenues, hotel operating costs and expenses represented 71% of revenues and 63% of revenues in the third quarter of 1996 and 1995, respectively, reflecting the shifting emphasis to full-service hotels and the impact of the lease payments on the Residence Inn properties which have been sold and leased back. Year-to-date hotel operating costs and expenses represented 59% of revenues and 54% of revenues in 1996 and 1995, respectively.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit decreased by $3 million to $13 million, or 31% of revenues, in the third quarter of 1996 from $16 million, or 39% of revenues, in the third quarter of 1995. Year-to-date operating profit increased $4 million to $59 million, or 42%, of revenues. Hotel operating profit decreased by $3 million to $12 million, or 29% of hotel revenues, in the third quarter of 1996 from $15 million, or 38% of revenues, in the third quarter of 1995. Year-to-date hotel operating profit decreased $7 million to $56 million, or 41% of revenues. Excluding the impact of the non-comparable items discussed earlier, full-service hotel operating profit increased approximately $1 million, or 8%, over the third quarter of 1995 and $3 million, or 9%, year-to-date. Across the board, the Company's hotels recorded substantial improvements in corporate operating results. Several hotels, including the Gaithersburg Marriott Washingtonian Center and the Miami Airport Marriott, posted particularly significant improvements in operating profit for the quarter and year-to- date. The Company's Atlanta properties also posted outstanding results due to the 1996 Summer Olympics.

CORPORATE EXPENSES. Corporate expenses increased $1 million to $3 million, or 7% of revenues, for the third quarter of 1996 and decreased $1 million to $7 million, or 5% of revenues, year-to-date.

INTEREST EXPENSE. Interest expense increased $3 million to $16 million for the third quarter of 1996 and increased $6 million to $47 million year-to-date primarily due to debt incurred in conjunction with the acquisition of certain hotel properties during 1995.

NET INCOME (LOSS). The Company's results were breakeven for the third quarter of 1996, compared to net income of $2 million, or 5% of revenues, for the third quarter of 1995. Year-to-date net income for 1996 was $12 million, or 9% of revenues, compared to a loss of $5 million in 1995. The 1995 year-to-date net loss includes the impact of a $14 million extraordinary loss on the extinguishment of debt and the $10 million charge to write down the carrying value of certain Courtyard and Residence Inn properties held for sale to their net realizable value.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

The Company reported an increase in cash and cash equivalents of $204 million for the thirty-six weeks ended September 6, 1996. This increase is primarily due to proceeds from the sale of certain limited-service properties and cash from operations, partially offset by the use of funds for the acquisition of four full-service hotels. Cash flow provided by operations increased $5 million to $68 million for the thirty-six weeks ended September 6, 1996.

Cash provided by investing activities decreased $76 million to $147 million for the thirty-six weeks ended September 6, 1996 primarily reflecting the impact of the 1995 and 1996 sale of 53 Courtyard properties and the sale and leaseback of 18 Residence Inns in 1996. Cash from investing activities for 1996 includes approximately $309 million in net sales proceeds from the sale/leaseback of thirty-four of the Company's Courtyard and Residence Inn properties. These sources of cash from investing activities were partially offset by the acquisition of four full-service properties for $91 million, and capital expenditures of $31 million, including costs related to the construction of an urban Residence Inn near National Airport for $7 million and renewals and replacements on existing properties.

During the second quarter of 1996, the Company acquired the 254-room Dulles Airport Marriott Suites for $29 million, the 354-room Oklahoma City Marriott for $23 million and the 256-room Jacksonville Marriott for $21 million. The Company completed the sale of 16 of its Courtyard properties and the sale and leaseback of 18 of its Residence Inn properties (two of the 16 Courtyard properties remain in escrow pending resolution of certain title issues which must be accomplished by December 31, 1996) for $349 million (10% of which was deferred). In the third quarter of 1996, the Company acquired, through foreclosure, a controlling interest in the 250-room Newport Beach Marriott Suites. The Company had purchased an 83% interest in the mortgage loans secured by the hotel for $18 million in the first quarter of 1996. In addition, during the fourth quarter of 1996, the Company acquired the 447-room Ritz-Carlton in downtown Atlanta for $62 million and the 279-room Palm Beach Gardens Marriott for $28 million.

Cash used in financing activities decreased $158 million to $11 million for the thirty-six weeks ended September 6, 1996, primarily reflecting the first quarter 1995 transfers to Hospitality. The Company also paid a $9 million dividend in the third quarter to Host Marriott as permitted under the senior notes indenture.

EBITDA

The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items (principally non-cash writedowns of lodging properties and equity in earnings of an affiliate, net of distributions received) ("EBITDA") remained at $29 million for the third quarter of 1996. Year-to-date EBITDA decreased $4 million, or 4%, to $98 million. The year-to-date decrease in EBITDA is due to the sale of 37 of the Company's
Courtyard properties and four Fairfield Inns in 1995 and the sale of 16 Courtyards and 18 Residence Inns in 1996, partially offset by an increase in comparable hotel EBITDA and the addition of eight full-service hotels in 1995 and 1996. The Company believes that EBITDA is a meaningful measure of the Company's operating performance due to the significance of the Company's long-lived assets (and the related depreciation thereon) and because EBITDA can be used to measure the Company's ability to meet debt service requirements and is used in the senior notes indenture as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Company's 1996 third quarter hotel EBITDA of $22 million represented a decrease of $5 million, or 19%, over 1995 third quarter results. Year-to-date hotel EBITDA decreased $13 million, or 13%, to $84 million. Full-service EBITDA increased $8 million, or 60%, to $22 million for the 1996 third quarter and increased $25 million, or 53%, to $72 million year-to-date. As a percentage of hotel EBITDA, full-service hotel EBITDA increased virtually 100% of hotel EBITDA in the third quarter of 1996 from 51% of hotel EBITDA in the third quarter of 1995 and 86% of hotel EBITDA year-to-date in 1996 from 49% of hotel EBITDA in 1995. On a comparable basis, full-service EBITDA increased 25% for the third quarter of 1996 and 14% year-to-date.

The following is a reconciliation of EBITDA to net income:

                                                        Twelve Weeks Ended       Thirty-six Weeks Ended
                                                     September 6,  September 8,         September 6,  September 8,
                                                         1996            1995          1996            1995
                                                         ----            ----          ----            ----
                                                                              (in millions)

EBITDA...........................................    $     29        $     29        $     98        $    102
Interest expense.................................         (16)            (13)            (47)            (41)
Depreciation and amortization....................          (9)            (10)            (29)            (35)
Income taxes applicable to operations............          (1)             (2)             (9)             (7)
Gain (loss) on dispositions of assets
 and other non-cash charges, net.................          (3)             (2)             (1)            (10)
                                                         ----            ----            ----            ----
   Income before extraordinary item .............    $     --        $      2        $     12        $      9
                                                     ========        ========        ========        ========

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

           None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HMH PROPERTIES, INC.


October 17, 1996                    /s/ Donald D. Olinger
Date                                ---------------------------------------
                                    Donald D. Olinger
                                    Vice President and Corporate Controller
                                   (Principal Accounting Officer)