Form 10-K
period 1997-01-03
HMH PROPERTIES INC
filed 1997-03-27
CIK 905038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended January 3, 1997 Commission File No. 33-95058

                              HMH PROPERTIES, INC.


                               Delaware 52-1822042
        (State of Incorporation) (I.R.S. Employer Identification Number)

                               10400 Fernwood Road
                            Bethesda, Maryland 20817
                                 (301) 380-9000

           Securities registered pursuant to Section 12(g) of the Act

                                 Title of Class
                        $600,000,000 (principal amount at
                             maturity) Senior Notes


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                       Document Incorporated by Reference

   Host Marriott Corporation Notice of 1997 Annual Meeting and Proxy Statement

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of HMH Properties, Inc. (the "Company") to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

The Company is a direct wholly-owned subsidiary of Host Marriott Hospitality, Inc. ("Hospitality") which is a direct wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). The Company's assets principally consist of the Company's 32 full-service hotel properties, one partnership investment and a note receivable from an affiliate. All but four of the Company's 32 lodging properties are managed by Marriott International, Inc. ("Marriott International") and all but one are operated under the Ritz-Carlton or Marriott brands, which are among the most respected and widely recognized in the lodging industry. Based on industry data, the Company believes that its hotels consistently outperform the industry's average occupancy rate by a significant margin, and averaged 77.8% occupancy for 1996 compared to a 71.1% average occupancy for competing full-service hotels in the upscale full-service segment of the lodging industry (the segment which is most representative of the Company's full-service hotels during the period).

The lodging industry as a whole, and the upscale and luxury full-service hotel segments in particular, are benefiting from an improved supply and demand relationship in the United States. Management believes that demand increases have resulted primarily from an improved economic environment and a corresponding increase in business travel. In spite of increased demand for rooms, the room supply growth rate in the full-service segment has diminished. Management believes that this decrease in the supply growth rate in the full-service segment is attributable to many factors including the limited availability of attractive building sites for full-service hotels, the lack of available financing for new full-service hotel construction and the availability of existing full-service properties for sale at a discount to their replacement cost. The relatively high occupancy rates of the Company's hotels, along with the increased demand for full-service hotel rooms have allowed the managers of the Company's hotels to increase average daily room rates by primarily replacing certain discounted group business with higher- rated group and transient business and by selectively raising room rates. As a result, on a comparable basis, room revenues per available room ("REVPAR") for full-service properties increased approximately 9% for 1996 over the comparable period for the prior year. Furthermore, because the lodging property operations have a high-fixed cost component, increases in REVPAR generally yield greater percentage increases in EBITDA (as defined herein). Accordingly, the approximate 9% increase in REVPAR resulted in an approximate 12% increase in comparable full- service hotel EBITDA in 1996. The Company expects this supply/demand imbalance, particularly in the upscale and luxury full-service segments to continue, which should result in improved REVPAR and EBITDA at its hotel properties in the near term, however, there can be no assurance that REVPAR and EBITDA will continue to improve.

Business Strategy

The Company's business strategy is to continue to focus on maximizing the profitability of its existing full- service portfolio and acquiring additional high-quality, full-service hotel properties as conditions, principally the availability of capital, permit. The Company believes that the upscale and luxury full-service segment of the market offers numerous opportunities to acquire assets at attractive multiples of cash flow and at substantial discounts to replacement value, including under-performing hotels which can be improved by conversion to the Marriott or Ritz- Carlton brands.

There is a very limited new supply of upscale and luxury full-service hotel rooms currently under construction. According to Smith Travel Research, from 1988 to 1991, upscale full-service room supply for the Company's competitive set increased an average of approximately 4% annually which resulted in an oversupply of rooms in the industry. However, this growth slowed to an average of approximately 1.0% from 1992 to 1996. According to Coopers & Lybrand, hotel supply in the upscale full-service segment is expected to grow annually at 1.8% to 1.9% through 1998. Management believes the lead time from conception to completion of a full-service hotel is generally five years or more in the types of markets the Company is principally pursuing, which will contribute to the continued low growth of supply in the upscale and luxury full-service segments through 2000.

The Company intends to grow its full-service hotel portfolio as cash flow becomes available from operations or through additional financing as permitted under the senior notes indenture. In carrying out this strategy, the Company evaluates each opportunity on an individual basis and may from time to time elect to acquire controlling interests in a hotel joint venture, rather than pursue the outright acquisition of a property, when it believes its return on investment will be maximized by so doing. However, under the senior notes indenture, the ability to invest in joint ventures is limited. The Company may make acquisitions directly or through its subsidiaries depending on a variety of factors, including the existence of debt, the form of investment, the restrictions and requirements of its bond indenture and the availability of funds.

The Company believes it is well qualified to pursue its acquisition strategy. Management has extensive experience in acquiring and financing lodging properties and believes its industry knowledge, relationships and access to market information provide a competitive advantage with respect to identifying, evaluating and acquiring hotel assets. In addition, the Company is well positioned to convert acquired properties to the high quality Marriott and Ritz-Carlton brand names due to its relationship with Marriott International.

Host Marriott and the Company have acquired a number of properties from inadvertent owners at significant discounts to replacement cost, including luxury hotels operating under the Ritz-Carlton brand. Many desirable hotel properties are currently held by inadvertent owners such as banks, insurance companies and other financial institutions which are motivated and willing sellers. While in the Company's experience to date, these sellers have been primarily United States financial organizations, the Company believes that numerous international financial institutions are also inadvertent owners of lodging properties and have only recently begun to dispose of such properties. The Company expects that there will be increased opportunities to acquire lodging properties from international financial institutions.

In 1996, the Company acquired seven full-service properties with 2,350 rooms for approximately $249 million, including the acquisition, through foreclosure, of a controlling interest in the 250-room Newport Beach Marriott Suites. Subsequent to year end, the Company acquired the 306-room Ritz-Carlton, Marina del Rey, for approximately $57 million. The Company acquired four full-service properties (1,944 rooms) for approximately $240 million in 1995. During 1994, the Company acquired two full-service properties with 959 rooms for approximately $80 million. The Company also provided 100% financing totaling $35 million to a partnership, in which a related party of the Company owns the sole general partner interest, for the partnership's acquisition of two full-service hotels with 684 rooms. The Company accounts for these properties as owned hotels for accounting purposes.

Consistent with its strategy of focusing on the full-service segment of the lodging industry, the Company has opportunistically sold certain of its properties. During 1994, the Company sold 26 of its 30 Fairfield Inns and all of its 14 senior living communities. During the first and third quarters of 1995, the Company sold to and leased back from an unrelated real estate investment trust (the "REIT") 37 of its Courtyard properties. Also, in the second quarter of 1995, the Company sold its remaining four Fairfield Inns for approximately $6 million in cash. In the first and second quarters of 1996, the Company entered into an agreement with the REIT and sold and leased back 16 Courtyard properties and 18 Residence Inns for approximately $349 million (10% of which was deferred). Host Marriott purchased the Company's rights to the deferred proceeds and obligations under the lease for the 16 Courtyard properties at their fair market value. With the completion of these transactions, 100% of the Company's owned properties are in the full-service segment. The Company has reinvested substantially all of the proceeds in the acquisition of full-service lodging properties.

In connection with the May 1995 debt offering, Host Marriott Travel Plazas, Inc. ("HMTP"), a subsidiary of Hospitality, transferred two full-service hotels to the Company, and the Company transferred certain undeveloped land parcels, a note receivable and certain leases and the deferred proceeds related to the Company's Courtyard properties sold in 1995 to subsidiaries of Hospitality.

Hotel Lodging Industry

The lodging industry as a whole, and the upscale and luxury full-service segment in particular, is benefiting from a cyclical recovery as well as a shift in the supply/demand relationship with supply relatively flat and demand strengthening. The lodging industry posted strong gains in revenues and profits in 1996, as demand growth continued to outpace additions to supply. Based on Coopers & Lybrand data, the Company expects hotel room supply growth to remain limited through 1998 and for the foreseeable future thereafter. Accordingly, the Company believes this supply/demand imbalance will result in improving occupancy and room rates which should result in improved REVPAR and operating profit.

Following a period of significant overbuilding in the mid-to-late 1980s, the lodging industry experienced a severe downturn. Since 1991, new hotel construction, excluding casino related construction, has been modest, largely offset by the number of rooms taken out of service each year. Due to an increase in travel and an improving economy, hotel occupancy has grown steadily over the past several years, and room rates have improved. According to Coopers & Lybrand, room demand for upscale full-service properties is expected to grow approximately 2.4% annually through 1998. Increased room demand should result in increased hotel occupancy and room rates. According to Smith Travel Research, upscale full-service occupancy for the Company's competitive set grew in 1996 to 72.4%, while room rate growth continued to exceed inflation. The Company believes that these recent trends will continue with overall occupancy increasing slightly and room rates increasing at more than one and one- half times the rate of inflation in each of the next two years.

While room demand has been rising, new hotel supply growth has slowed. Smith Travel Research data shows that from 1988 to 1991, upscale full-service room supply increased an average of approximately 4% annually. According to Smith Travel Research, this growth slowed to an approximate 1.0% average annual growth rate from 1990 through 1996. Through 1998, upscale full-service room supply growth is expected to increase to approximately 1.8% annually, according to Coopers & Lybrand. The increase in room demand and slow down in growth of new hotel supply has also led to increased room rates. According to Coopers & Lybrand, room rates for such hotels are expected to grow approximately 4% to 5% annually through 1998.

As a result of the over-building in the mid-to-late 1980s, many full-service hotels built have not performed as originally planned. Cash flow has often not covered debt service requirements, causing lenders (e.g., banks, insurance companies, and savings and loans) to foreclose and become "inadvertent owners" who are motivated to sell these assets. In the Company's experience to date, these sellers have been primarily U.S. financial organizations. The Company believes that numerous international financial institutions are also inadvertent owners of lodging properties and expects there will be increased opportunities to acquire lodging properties from international financial institutions. While the interest of inadvertent owners to sell has created attractive acquisition opportunities with strong current yields, the lack of supply growth and increasing room night demand should contribute to higher long-term returns on invested capital. Given the relatively long lead time to develop urban, convention and resort hotels, as well as the lack of project financing, management believes the growth in room supply in this segment will be limited for an extended period of time.

Hotel Lodging Properties

The Company's hotel lodging properties represent quality assets in the full-service lodging segments. All but one of the Company's hotel properties are operated under the Marriott or Ritz-Carlton brand names. The Company's lodging portfolio consists of 32 properties with 12,432 rooms as of February 28, 1997.

One commonly used indicator of market performance for hotels is revenue per available room, or REVPAR, which measures daily room revenues generated on a per room basis. This does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved. The Company has reported annual increases in REVPAR since 1993.

To maintain the overall quality of the Company's lodging properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing has been provided at intervals of five years, based on an annual review of the condition of each property. In fiscal years 1996, 1995 and 1994, the Company spent $24 million, $19 million and $29 million, respectively, on capital improvements to existing properties. As a result of these expenditures, the Company has been able to maintain high quality rooms at its properties.

Full-Service Hotels. All but four of the full-service hotels owned by the Company are managed by Marriott International and all but one are part of Marriott International's full-service hotel system. Hotel facilities typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops and parking facilities. The Company's full-service hotels primarily serve business and pleasure travelers and group meetings at locations in downtown and suburban areas, near airports and at resort locations throughout the United States. The average age of the full-service properties is 12 years, several of which have had substantial renovations or major additions.

During 1996, the Company acquired seven full-service properties with 2,350 rooms for approximately $249 million. In 1995, the Company acquired four full-service properties with 1,944 rooms for approximately $240 million, including $94 million of mortgage debt on two of the properties. During 1994, the Company acquired two full-service properties with 959 rooms for approximately $80 million. The Company also provided 100% financing totaling $35 million to a partnership, in which a related party of the Company owns the sole general partner interest, for the partnership's acquisition of two full-service hotels with 684 rooms. The Company accounts for these properties as owned hotels for accounting purposes.

The chart below sets forth performance information for the Company's comparable full-service hotels:

                                                                                  1996              1995
                                                                                ---------         -------

    Number of properties. . . . . . . . . . . . . . . . . . . . . . . .              18               18
    Number of rooms . . . . . . . . . . . . . . . . . . . . . . . . . .           7,281            7,281
    Average daily rate. . . . . . . . . . . . . . . . . . . . . . . . .         $100.76           $95.53
    Occupancy % . . . . . . . . . . . . . . . . . . . . . . . . . . . .            77.5%            74.8%
    REVPAR. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $78.06           $71.51
    REVPAR % change . . . . . . . . . . . . . . . . . . . . . . . . . .             9.2%              --


The chart below sets forth performance information for the Company's existing full-service hotels for fiscal years 1994 through 1996.

                                                                                    1996(1)  1995 (1)(2)  1994 (1)
                                                                                -----------  -----------  --------

    Number of properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .      30          20           16
    Number of rooms . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11,871       8,071        6,699
    Average daily rate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $107.98      $95.24       $83.47
    Occupancy % . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    77.8%       74.7%        77.4%
    REVPAR. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $84.01      $71.15       $64.64
    REVPAR % change . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18.1%       10.1%         6.5%


(1) Excludes the information related to the 255-room Elk Grove Suites hotel which is leased to a national hotel chain through 1997.
(2) Excludes the information related to the 820-room Marriott World Trade Center acquired in the last week of 1995.

Revenues in 1996 for nearly all of the Company's full-service hotels were improved or comparable to 1995 results. This improvement was achieved through steady increases in customer demand, as well as yield management techniques applied by the managers to maximize REVPAR on a property-by-property basis. REVPAR for comparable properties increased 9% as average room rates increased over 5% and average occupancy increased almost three percentage points. Overall, this resulted in strong house profit margins, which increased almost two percentage points, and excellent growth in sales, which expanded at a 9% rate for comparable hotels. The Company believes that its hotels consistently outperform the industry's average REVPAR growth rates. The relatively high occupancy rates of the Company's hotels, along with increased demand for full-service hotel rooms, have allowed the managers of the Company's hotels to increase average room rates by primarily replacing certain discounted group business with higher-rated group and transient business and by selectively raising room rates. The Company believes that these favorable REVPAR growth trends should continue due to the limited new construction of full- service properties.

The Company's focus is on maximizing profitability throughout the portfolio by concentrating on key objectives. The Company works with the manager to achieve these key objectives, which include evaluating marginal restaurant operations, exiting low rate airline room contracts in strengthening markets, reducing property- level overhead by sharing management positions with other jointly managed hotels in the vicinity, and selectively making additional investments where favorable incremental returns are expected.

The Company and the managers will continue to focus on cost control in an attempt to ensure that hotel sales increases serve to maximize house and operating profit. While control of fixed costs serves to improve profit margins as hotel sales increase, it also results in more properties reaching financial performance levels that allow the managers to share in growth of profits in the form of incentive management fees. The Company believes this is a positive development as it strengthens the alignment of the Company's and the managers' interests.

Residence Inns. The Company's leased Residence Inns are extended-stay, limited-service hotels which cater primarily to business and family travelers who stay more than five consecutive nights. Residence Inns typically have 80 to 130 studio and two-story penthouse suites. Residence Inns generally are located in suburban settings throughout the United States and feature a series of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inns do not have restaurants, but offer complimentary continental breakfast. In addition, most Residence Inns provide a complimentary evening hospitality hour. Each suite contains a fully equipped kitchen, and many suites have woodburning fireplaces. The Residence Inns leased by the Company are among the newest in the Residence Inn system, averaging only six years old.

The table below sets forth performance information for the Residence Inns for fiscal years 1994 through 1996.

                                                                                 1996          1995         1994
                                                                                -------      -------       ------

    Number of properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .     18           18            18
    Number of rooms . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,178        2,178         2,178
    Average daily rate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $90.82       $85.07        $79.58
    Occupancy % . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   85.1%        86.6%         85.6%
    REVPAR. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $77.29       $73.67        $68.12
    REVPAR % change . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4.9%         8.2%          7.9%

For 1996, the Company's Residence Inns performed well with advances in room rates of almost 7%, although occupancy decreased by over one percentage point. Continued popularity of this product with customers combined with increasing business travel resulted in superior performance for 1996. At an average occupancy rate of 85.1% for 1996, these properties were near full occupancy during the business week and enjoyed high occupancy during the weekends. Given this strong demand, the Company's Residence Inns were able to improve room rates through managing their mix of business.

During the first and second quarters of 1996, the Company entered into an agreement with the REIT and sold and leased back 18 of the Company's Residence Inns for approximately $172 million. The Company received net proceeds of $155 million and will receive approximately $17 million upon expiration of the leases.

Courtyard. During the first and third quarters of 1995, 37 of the Company's Courtyard properties were sold to and leased back from the REIT. The Company transferred its rights to receive the deferred proceeds and obligations to perform under the leases to a subsidiary of Host Marriott in the second and third quarters of 1995.

During the first and second quarters of 1996, the Company sold and leased back 16 additional Courtyard properties from the REIT. A subsidiary of Host Marriott purchased the Company's rights to the deferred proceeds and obligations under the lease for the properties at their fair market value of approximately $13 million. Through the date of their disposition, 1996 revenues and operating profit for the Courtyard properties were comparable to 1995.

Marketing

All but four of the Company's hotel properties, at February 28, 1997, are managed by Marriott International as Marriott or Ritz-Carlton brand hotels. Three of the four remaining hotels are operated as a Marriott brand hotel under a franchise agreement with Marriott International. The Company believes that its lodging properties will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel system. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of increasing customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business in the Marriott hotel system is enhanced by the Marriott Honored Guest Awards program as Marriott Honored Guest Awards and its companion program, Marriott Miles, continue to expand their memberships, and now include more than nine million members.

The Marriott reservation system was upgraded significantly in 1994 giving Marriott reservation agents complete descriptions of the rooms available for sale, and more up-to-date rate information from the properties. The reservation system also features improved connectivity to airline reservation systems, providing travel agents with greater access to available rooms inventory for all Marriott and Ritz-Carlton lodging properties. In addition, new software at Marriott's centralized reservations centers enables agents to immediately identify the nearest Marriott brand property with available rooms when a caller's first choice is fully occupied.

Properties

The following table sets forth certain information as of February 28, 1997 relating to each of the Company's hotels. All of the properties are operated under Marriott or Ritz-Carlton brands by Marriott International, unless otherwise indicated.

Location                                                               Rooms
---------                                                              -----
California
  Newport Beach . . . . . . . . . . . . . . . . . . . . . . . . .        570
  Newport Beach Suites(7) . . . . . . . . . . . . . . . . . . . .        250
  Marina Beach(3)(8). . . . . . . . . . . . . . . . . . . . . . .        368
  The Ritz-Carlton,
     Marina del Rey(11) . . . . . . . . . . . . . . . . . . . . .        306
Colorado
  Denver West(8). . . . . . . . . . . . . . . . . . . . . . . . .        307
Connecticut
  Hartford--Rocky Hill(8) . . . . . . . . . . . . . . . . . . . .        251
Florida
  Jacksonville(5)(10)(8). . . . . . . . . . . . . . . . . . . . .        256
  Miami Airport(8). . . . . . . . . . . . . . . . . . . . . . . .        782
  Palm Beach Gardens(5)(10) . . . . . . . . . . . . . . . . . . .        279
  Tampa Airport(8). . . . . . . . . . . . . . . . . . . . . . . .        295
  Tampa Westshore(1). . . . . . . . . . . . . . . . . . . . . . .        309
Georgia
  Atlanta Norcross. . . . . . . . . . . . . . . . . . . . . . . .        222
  Atlanta Perimeter(8). . . . . . . . . . . . . . . . . . . . . .        400
  The Ritz-Carlton, Atlanta(5). . . . . . . . . . . . . . . . . .        447
Illinois
  Chicago-Deerfield Suites(4) . . . . . . . . . . . . . . . . . .        248
  Chicago-Elk Grove Suites(4)(9). . . . . . . . . . . . . . . . .        255
  Chicago-Downtown Courtyard. . . . . . . . . . . . . . . . . . .        334
Maryland
  Bethesda(8). . . . . . . . . . . . . . . . . . . . . . . . . .         407
  Gaithersburg-Washingtonian Center. . . . . . . . . . . . . . .         284
  Missouri
  Kansas City Airport(8) . . . . . . . . . . . . . . . . . . . .         382
New Jersey
  Newark Airport(8). . . . . . . . . . . . . . . . . . . . . . .         590
New York
  Marriott World Trade Center(3)(8). . . . . . . . . . . . . . .         820
North Carolina
  Raleigh Crabtree Valley(1) . . . . . . . . . . . . . . . . . .         375
Oklahoma
  Oklahoma City(5) . . . . . . . . . . . . . . . . . . . . . . .         354
Texas
  Houston Airport (8). . . . . . . . . . . . . . . . . . . . . .         566
  J.W. Marriott Houston(2) . . . . . . . . . . . . . . . . . . .         503
  Plaza San Antonio(3)(10) . . . . . . . . . . . . . . . . . . .         252
  San Antonio Riverwalk (3)(8) . . . . . . . . . . . . . . . . .         500
Utah
  Salt Lake City(5)(8) . . . . . . . . . . . . . . . . . . . . .         510
Virginia
  Pentagon City(6) . . . . . . . . . . . . . . . . . . . . . . .         300
  Washington-Dulles Suites(5). . . . . . . . . . . . . . . . . .         254
Washington, D.C.
  Washington Metro Center(2) . . . . . . . . . . . . . . . . . .         456

(1) These hotels are owned by an affiliated partnership of the Company. A subsidiary of the Company provided 100% non-recourse financing totaling approximately $35 million to the partnership, in which an affiliate of the Company owns the sole general partner interest, for the acquisition of these hotels. The Company accounts for these properties as owned hotels for accounting purposes.
(2)  Property acquired by the Company in 1994.
(3)  Property acquired by the Company in 1995.
(4)  Transferred to the Company from a subsidiary of Hospitality in 1995.
(5)  Property acquired by the Company in 1996.
(6)  The Company completed construction and opened this property in 1996.
(7) The Company acquired, through foreclosure, a controlling interest in the hotel in 1996. The Company had previously purchased an 83% interest in the mortgage loans secured by the hotel in 1996.
(8) The land on which the hotel is built is leased by the Company under a long-term lease agreement.
(9) Property is not operated as Marriott and is not managed by Marriott International.
(10) Property is operated as a Marriott franchised property.
(11) Property acquired by the Company in 1997.

Senior Living Communities

Until mid-1994, the Company owned 14 senior living communities located in seven states. These communities offer independent living apartments, assisted living services and skilled nursing care. Certain of these senior living communities are operated under the trade names Brighton Gardens and Stratford Court. Commencing with the Distribution, these communities were leased to and operated by Marriott International.

During the second and third quarters of 1994, the Company sold its 14 senior living communities to an unrelated third party for $320 million, which approximated the communities' carrying value.

Investments In Affiliated Partnerships and Notes Receivable

In connection with the sale of seven hotels to an affiliated partnership in 1984, the Company received as proceeds $168 million ($140 million at January 3, 1997) in notes receivable that are secured by non-recourse mortgages on the underlying properties. The notes mature on December 31, 2003 and bear interest at 9%. These notes require principal paydown of approximately 44% of the original principal amount prior to maturity. While payments on these notes have been current since 1994, there have been instances in the past when payments were delinquent, and there can be no assurance that such delinquencies will not occur in the future.

During 1994, Host Marriott transferred to the Company a 49% limited partner interest in an affiliate that owns a hotel in Santa Clara, California in exchange for $30 million in cash. The difference between the cash transferred to Host Marriott and the carried-over cost basis of the 49% interest, net of the related tax effects, has been charged to additional paid-in capital. The investment is accounted for using the equity method.

Competition

The cyclical nature of the U.S. lodging industry has been demonstrated over the past two decades. Low hotel profitability during the 1974-75 recession led to a prolonged slump in new construction and, over time, high occupancy rates and real price increases in the late 1970s and early 1980s. Changes in tax and banking laws during the early 1980s precipitated a construction boom that created an oversupply of hotel rooms. The Company expects the U.S. upscale full-service hotel supply/demand imbalance to continue to improve over the next few years as room demand continues to grow and room supply growth is expected to be minimal, in particular in the full-service segment.

The Company's hotels compete with several other major lodging brands in each segment in which they operate. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. The following table presents key participants in segments of the lodging industry in which the Company competes:

    Segment               Representative Participants
------------------       ---------------------------
Luxury/Full-Service       Ritz-Carlton; Four Seasons

Upscale/Full-Service      Marriott Hotels, Resorts and Suites; Crowne Plaza;
                          Doubletree; Hyatt; Hilton; Radisson; Red Lion;
                          Sheraton; Westin; Wyndham

Extended-Stay             Residence Inn; Homewood Suites; Embassy Suites;
                          Oakwood Apartments

Employees

The Company has no employees. All of its management services are provided by employees of Host Marriott.

Environmental Matters

Under various federal, state and local environmental laws, ordinaces and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materisl ("ACMs"), and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. Environmental laws also may impose restrictions on the manner in which property may be used or business may be operated, and these restrictions may require expenditures. In connection with its current or prior ownership or operation of hotels, the Company may be potentially liable for any such costs or liabilities. Although the Company is currently not aware of any material environmental claims pending or threatened against it, no assurance can be given that a material environmental claim will not be asserted against the Company.


ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

The Company's common stock is not publicly traded.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial statement data derived from the Company's Consolidated Financial Statements as of and for the five most recent fiscal years ended January 3, 1997. The Company's Consolidated Financial Statements present the financial position, results of operations, and cash flows of the Company as if it were a separate subsidiary of Hospitality for all periods presented. Host Marriott's historical basis in the assets and liabilities of the Company have been carried over. The amount, maturity, dates and interest rates of the push down indebtedness repaid with proceeds from the May 1995 debt offering have been reflected in the Company's consolidated financial statements for the periods subsequent to October 1993. For periods prior to October 1993, the accompanying financial statements reflect the pushed down effects of an equivalent principal amount of Host Marriott's then outstanding indebtedness. The consolidated balance sheet data for 1992 has been derived from unaudited consolidated financial statements of the Company which in the opinion of management include all material adjustments necessary for those periods and were prepared as if the Company was a separate entity for all periods presented.

                                                                            Fiscal Year
                                                          ------------------------------------------------
                                                          1996(1)     1995       1994      1993       1992
                                                          -------     ----       ----      ----       ----
                                                                                                  (unaudited)
                                                                      (in millions except for ratio data)

Statement of Operations Data:
   Revenues(2)
   Hotels . . . . . . . . . . . . . . . . . . . . . . .  $  210     $  189      $  199     $  378      $  406
   Senior living communities. . . . . . . . . . . . . .      --         --          14         68          62
   Net gains (losses) on property transactions. . . . .       1        (10)          1         (6)          3
   Equity in earnings of affiliate. . . . . . . . . . .       5          4           3         --          --
                                                         ------     ------      ------     ------      ------
       Total revenues . . . . . . . . . . . . . . . . .     216        183         217        440         471
   Operating profit before corporate expenses
     and interest. . . . . . . . . . .  . . . . . . . .      89         80         103         77          66
   Corporate expenses . . . . . . . . . . . . . . . . .      10         10           8          8           7
   Interest income. . . . . . . . . . . . . . . . . . .      24         15          14         14          14
   Interest expense(3). . . . . . . . . . . . . . . . .      69         61          64         60          50
   Income before extraordinary item and
       cumulative effect of accounting changes(4) . . .      20         15          28         10          14
   Net income . . . . . . . . . . . . . . . . . . . . .      20          1          28          6          14
Balance Sheet Data:
  Total assets . . . . . . . . . . . . . . . . . . . .  $ 1,285     $1,222      $1,350     $1,696      $1,815
   Total debt . . . . . . . . . . . . . . . . . . . . .     732        734         617        658         660
Other Data:
  EBITDA(5). . . . . . . . . . . . . . . . . . . . . . . $  149    $   145      $  168     $  166      $  146
   Depreciation and amortization. . . . . . . . . . . .      42         48          60         71          73
   Cash provided by operating activities. . . . . . . .      90         75         109         75          84
   Cash provided by (used in) investing activities. . .      14         41         259        (23)        (38)
   Cash used in financing activities(6) . . . . . . . .      12        100         368         52          46
   Ratio of earnings to fixed charges(7). . . . . . . .     1.4x       1.3x        1.7x       1.3x        1.3x
   EBITDA to cash interest expense. . . . . . . . . . .     2.2x       2.5x        2.7x       2.9x        2.9x

(1)  Fiscal year 1996 includes 53 weeks.
(2) Prior to the Distribution (as defined herein) in October 1993, revenues included room sales and food and beverage sales at hotel properties, as well as sales from senior living communities. Subsequent to October 1993, revenues include house profit from the Company's hotel properties, lease rentals from the Company's senior living communities, net gains (losses) on real estate transactions and equity in earnings of an affiliate. House profit represents hotel sales, less property-level expenses, excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses. See Note 1 to the Company's Consolidated Financial Statements.
(3) Interest expense excludes interest costs capitalized in connection with the Company's development and construction activities of $1 million in 1996, $2 million in 1995, $1 million in 1994, $5 million in 1993, and $10 million in 1992.
(4) Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," was adopted in the first quarter of 1993. In the second quarter of 1993, the Company changed its accounting method for assets held for sale. The Company recorded a $24 million credit to reflect the adoption of SFAS No. 109 and a $28 million charge, net of taxes of $19 million, to reflect the change in its accounting method for assets held for sale. In the second quarter of 1995, the Company recorded an extraordinary loss on the extinguishment of debt of $14 million, net of taxes, in connection with the redemption and defeasance of senior notes.
(5) EBITDA, as defined in the senior notes indenture, consists of the sum of consolidated net income, interest expense, income taxes, depreciation and amortization and certain other noncash items (principally non-cash write-downs of lodging properties and equity in earnings of an affiliate, net of distributions received). EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements and is used as part of the tests to determine the Company's ability to incur debt and to make certain restricted payments. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations.
(6) Cash used in financing activities includes the transfer of asset sales proceeds and operating cash to Hospitality for the required Hospitality Notes redemptions and other Hospitality corporate uses.
(7) The ratio of earnings to fixed charges is computed by dividing net income before taxes, interest expense and other fixed charges by total fixed charges, including interest expense, amortization of debt issuance costs and the portion of rent expense that is deemed to represent interest.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company was formed on October 8, 1993 in connection with Host Marriott's pro rata distribution of Marriott International (the "Distribution"), to hold the majority of Host Marriott's lodging properties not financed by mortgage debt. At that time, the Company and Host Marriott entered into lodging management agreements, a senior living community lease, and various other services agreements with Marriott International which have impacted the Company's operating results. The following analysis and the related consolidated financial statements included elsewhere herein are presented as if the Company were a separate subsidiary of Host Marriott for all periods presented as discussed in
Note 1 to the Consolidated Financial Statements.

Revenues include house profit from the Company's hotel properties, net gains (losses) on real estate transactions, equity in the earnings of an affiliate and lease rentals from the Company's senior living communities. House profit reflects the net revenues flowing to the Company as property owner and represents hotel sales less property-level expenses (excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs which are classified as operating costs and expenses). The operating costs and expenses of the senior living communities consist of depreciation and amortization, while other operating costs and expenses primarily represent idle land carrying costs.

The Company's hotel operating costs and expenses are, to a great extent, fixed. Therefore, the Company derives substantial operating leverage from increases in revenue. This operating leverage is somewhat diluted, however, by the impact of base management fees which are calculated as a percentage of sales, variable lease payments and incentive management fees tied to operating performance above certain established levels. Successful full-service hotel performance resulted in certain of the Company's properties reaching levels which allowed the managers to share in the growth of profits in the form of higher management fees. The Company views this as a positive development as it helps to strengthen the alignment of the managers' interest with the Company's. The Company expects that this trend will continue in 1997 as the hotel industry continues to strengthen.

For the periods discussed herein, the Company's properties have experienced substantial increases in room revenues generated per available room (excluding food and beverage and other ancillary revenue) ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. The REVPAR increase primarily represents strong percentage increases in room rates, while occupancies have generally increased slightly or remained flat. Increases in room rates have generally been achieved by the managers through shifting occupancies away from discounted group business to higher-rated group and transient business. This has been made possible by increased travel due to improved economic conditions and by the favorable supply/demand characteristics existing in the hotel industry today, particularly in the full-service segment. The Company expects this supply/demand imbalance, particularly in the full-service segment, to continue, which management believes should result in improved REVPAR and operating profits at its hotel properties in the near term. However, there can be no assurance that REVPAR will continue to increase in the future.

1996 Compared to 1995

Revenues. Revenues consist of house profit from the Company's hotel properties, net gains (losses) on real estate transactions and equity in earnings of an affiliate. Revenues increased $33 million, or 18%, to $216 million for 1996. The Company's revenue and operating profit were impacted by several items, including:

 .    the addition of 11 full-service hotel properties during 1995 and 1996;
 .    improved lodging results for comparable properties;
 .    the 1996 sale and leaseback of 18 of the Company's Residence Inns;
 .    the 1995 and 1996 sale of 53 of the Company's Courtyard properties;
 .    the 1996 results including 53 weeks versus 52 weeks in 1995;
 .    the $10 million  pre-tax charge in 1995 to write down the carrying value of certain Courtyard and Residence Inn properties held for sale to their net realizable value; and
 .    the 1995 sale of four of the Company's Fairfield Inns.

Hotel revenues increased $21 million, or 11%, to $210 million in 1996 as the Company's full-service hotels and Residence Inn properties reported growth in REVPAR. Hotel sales increased $79 million, or 16%, to $563 million reflecting the REVPAR increases for comparable units and the addition of full-service properties, partially offset by the sale of the Courtyard properties.

Overall 1996 revenue and operating profit for nearly all of the Company's full-service hotels were improved or comparable to 1995 results. Improved results were driven by strong increases in REVPAR of 9% for comparable units. On a comparable basis, average room rates increased 5%, while average occupancy increased nearly three percentage points. Management believes REVPAR will continue to grow through steady increases in average room rates, combined with minor changes in occupancy rates. However, there can be no assurance that REVPAR will continue to increase in the future.

Residence Inn, the Company's extended-stay lodging concept, also reported significant increases in revenues in 1996 due to REVPAR increases. REVPAR increased nearly 5% due primarily to an increase in average room rates of almost 7%, while average occupancy decreased over one percentage point. Due to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

The net loss on property transactions for 1995 includes the pretax charge of $10 million to write down the carrying value of five individual Courtyard and Residence Inn properties held for sale to their net realizable value.

Operating Costs and Expenses. Operating costs and expenses consist of depreciation, amortization, management fees, real and personal property taxes, ground and equipment rent, insurance, lease payments and certain other costs. The Company's operating costs and expenses for 1996 increased $24 million to $127 million, primarily reflecting the addition of eleven full-service properties during 1995 and 1996, increased management fees and rentals tied to improved operating results and properties sold and leased back, partially offset by the sale of certain limited-service properties. Hotel operating costs increased $25 million to $127 million. As a percentage of hotel revenues, hotel operating costs and expenses represented 60% of revenues in 1996 and 54% of revenues in 1995, reflecting the shifting emphasis to full-service hotels and the impact of the lease payments of the Residence Inn properties.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased $9 million to $89 million, or 41% of revenues, from $80 million, or 44% of revenues, in 1995. Hotel operating profit decreased $4 million to $83 million or 40% of revenues, from $87 million, or 46% of revenues, in 1995. Across the board, the Company's hotels recorded substantial improvements in operating results. Several hotels, including the Houston Airport Marriott and the Miami Airport Marriott, posted particularly significant improvements in operating profit for the year. Portions of the Miami Airport Marriott were converted to limited-service rooms in order to increase the overall occupancy and operating results of the property. The Company's Atlanta properties (622 rooms) also posted outstanding results due, in part, to the 1996 Summer Olympics.

Corporate Expenses. Corporate expenses remained unchanged at $10 million, or 5% of revenues, for 1996.

Interest Expense. Interest expense increased $8 million to $69 million primarily due to a full year of expense related to debt incurred in conjunction with the acquisition of certain hotel properties in 1995.

Income Before Extraordinary Item. The Company reported income before extraordinary item of $34 million which represented an $10 million increase from $24 million in 1995. The increase is due to the change in operating profit discussed above, including the $10 million charge in 1995 to write down the carrying value of certain limited service properties held for sale to their net realizable value.

Extraordinary Item. In connection with the redemption and defeasance of debt in the second quarter of 1995, the Company recognized an extraordinary loss of $22 million ($14 million after taxes), primarily representing premiums paid on the redemptions and the write-off of deferred financing fees on the debt.

Net Income. The Company's net income was $20 million for 1996, compared to net income of $1 million for 1995. The increase is primarily due to the increase in operating profit discussed above and the $14 million extraordinary loss on the redemption of debt in 1995.

1995 Compared to 1994

Revenues. The Company's 1995 revenues of $183 million represented a $34 million, or 16%, decrease from 1994 results. The Company's revenues were impacted by several items, including:

 .    the addition of ten full-service  hotel properties  during 1994 and 1995; .
     improved  lodging results (see discussion  below);
 .    the 1995 sale of 37 of
     the Company's  Courtyard  properties;
 .    the $10 million  pre-tax charge in 1995 to write down the carrying value of certain Courtyard and Residence Inn properties held for sale to their net realizable value;
 .    the 1994 sal of the Company's senior living  communities;  and
 .    the 1994 and 1995 sales of the Company's Fairfield Inns.

Hotel revenues decreased $10 million, or 5%, to $189 million in 1995. The decrease in hotel revenue for 1995 reflects the sale of the Company's Fairfield Inns in 1994 and 1995 ($12 million of revenue) and the sale of 37 Courtyard properties in 1995 ($24 million of revenue), partially offset by the addition of ten full-service hotel properties in 1994 and 1995 ($22 million of revenue) and overall improved lodging results. Excluding the impact of these non-comparable items, 1995 hotel revenues increased approximately $11 million, or 9% over 1994 levels. Each of the Company's lodging segments reported growth in REVPAR for comparable hotels.

Overall 1995 revenue and operating profit for nearly all of the Company's full-service hotels were improved or comparable to 1994 results. Improved results were driven by strong increases in REVPAR of 5% for comparable units. On a comparable basis, average room rates increased 11%, while average occupancy decreased four percentage points. Management of the Company believes that the decrease in occupancies for the period is due to a concentrated effort by its managers to displace a large amount of deeply discounted group and contract business, which also resulted in the substantial increase in room rates. Management believes REVPAR will continue to grow through steady increases in average room rates, combined with minor changes in occupancy rates. However, there can be no assurance that REVPAR will continue to increase in the future.

Courtyard, the Company's moderate-priced lodging concept, reported increases in comparable revenues in 1995 primarily due to a 7% increase in REVPAR for comparable units due to a 6% increase in average room rates and a slight increase in average occupancy.

Residence Inn, the Company's extended-stay lodging concept, also reported significant increases in revenues in 1995 due to REVPAR increases. REVPAR increased over 8% due primarily to an increase in average room rates of 7% combined with a one percentage point increase in average occupancy.

In the third quarter of 1994, the Company sold 26 of its 30 Fairfield Inns for $114 million and in the second quarter of 1995, the Company sold its four remaining Fairfield Inns to the same party for $6 million. Through their disposition, 1995 revenues and operating profit for the four remaining Fairfield Inns were comparable to 1994.

The Company did not report any senior living communities' revenues in 1995 compared to $14 million in 1994 due to the sale of all the senior living communities during the second and third quarters of 1994.

The net loss on property transactions for 1995 includes the pretax charge of $10 million to write down the carrying value of five individual Courtyard and Residence Inn properties held for sale to their net realizable value.

Operating Costs and Expenses. The Company's operating costs and expenses for 1995 decreased $11 million to $103 million, primarily reflecting the sale of limited-service properties and the senior living communities. Hotel operating costs decreased $3 million to $102 million. As a percentage of hotel revenues, hotel operating costs and expenses represented 54% of revenues in 1995 and 53% of revenues in 1994, reflecting the shifting emphasis to full- service hotels.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit decreased $23 million to $80 million, or 44% of revenues, from $103 million, or 47% of revenues, in 1994. Hotel operating profit decreased $7 million to $87 million or 48% of revenues, from $94 million, or 43% of revenues, in 1994. Excluding the impact of the non-comparable items discussed earlier, hotel operating profit increased $8 million, or 15%, over 1994 levels.

Corporate Expenses. Corporate expenses increased $2 million to $10 million in 1995 primarily due to overall higher corporate administrative and travel costs for Host Marriott which resulted in an increase in the allocation of corporate expenses to the Company. As a percentage of revenues, corporate expenses increased from 4% of revenues in 1994 to 5% of revenues in 1995.

Interest Expense. Interest expense decreased $3 million to $61 million primarily due to the lower interest rate on the senior notes as a result of the May 1995 bond offering and the repayment in the second and third quarters of 1994 of secured debt related to certain senior living community properties.

Income Before Extraordinary Item. The Company reported income before extraordinary item of $15 million which represented a $13 million decrease from $28 million in 1994. The decrease is due primarily to the decrease in operating profit discussed above, including the $10 million charge in the 1995 second quarter to write down the carrying value of certain limited service properties held for sale to their net realizable value.

Extraordinary Item. In connection with the redemption and defeasance of debt in the second quarter of 1995, the Company recognized an extraordinary loss of $22 million ($14 million after taxes), primarily representing premiums paid on the redemptions and the write-off of deferred financing fees on the debt.

Net Income. The Company's net income was $1 million for 1995, compared to net income of $28 million for 1994. The decrease is primarily due to the decrease in operating profit discussed above and the $22 million extraordinary loss on the redemption of debt in the second quarter of 1995.

Liquidity and Capital Resources

The Company funds its capital requirements with a combination of operating cash flow, debt financing and proceeds from sales of selected properties. The Company utilizes these sources of capital to acquire new properties, fund capital additions and improvements and make principal payments on debt. The Company believes that the financial resources generated from ongoing operations will be sufficient to enable it to meet its capital expenditure and debt service needs for the foreseeable future. However, certain events such as significant acquisitions would require additional financing.

On May 25, 1995, the Company issued $600 million of 9.5% senior notes (the "Senior Notes") to several initial purchasers (the "Offering"). The Company is required to make semi-annual cash interest payments on the Senior Notes at their stated interest rate. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) certain changes in control or (ii) certain asset sales in which the proceeds are not reinvested in other hotel properties within a specified period of time. In addition, under the terms of the Senior Notes indenture, the Company has the ability to enter into a revolving credit facility of up to $35 million, which would be available for working capital and other general corporate purposes, and to incur other indebtedness as specified in the Senior Notes indenture.

The Senior Notes will mature in 2005 and are fully and unconditionally guaranteed (limited only to the extent necessary to avoid such Guarantees being considered a fraudulent conveyance under applicable law), on a joint and several basis, by certain of the Company's subsidiaries and are secured by a pledge of the stock of certain of the Company's subsidiaries. The Senior Notes indenture contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of the Company's subsidiaries, and enter into certain merger and consolidations subsequent to the consummation of the Offering. Distributions of the Company's equity, including earnings accumulated subsequent to the Offering (but excluding an amount equal to capital contributions made by its parent or pursuant to a sale of the Company's capital stock) are restricted but are available for the payment of dividends to the extent that the cumulative amount of such dividends from the date of the Senior Notes indenture does not exceed $25 million plus an amount equal to the excess of the Company's EBITDA over 200% of the Company's interest expense. The Company paid dividends to Host Marriott of $9 million and $36 million in 1996 and 1995, respectively, as permitted under the Senior Notes indenture.

Prior to the Offering, all of the Company's net cash flow was transferred to Hospitality, and therefore, the Company maintained no cash balances. Subsequent to the Offering, the Company has established and does maintain separate cash balances. If amounts are outstanding under Host Marriott's $225 million revolving line of credit ("New Line of Credit") with Marriott International, the Company is required to dividend to Host Marriott the lesser of (i) the sum of the outstanding balance under the line of credit and debt maturities of certain recourse debt of Host Marriott in the next six months or (ii) the amount permitted under the restricted payments covenant (the excess of EBITDA (as defined herein) over 200% of the Company's interest expense). The Company's cash flow provided by operations in fiscal years 1996, 1995 and 1994 totalled $90 million, $75 million and $109 million, respectively.

The Company's cash provided by investing activities was $14 million, $41 million and $259 million in fiscal years 1996, 1995 and 1994, respectively. The Company's cash provided by investing activities consists primarily of net proceeds of sales of certain assets, offset by the acquisition of hotel and other real estate assets, and other capital expenditures.

During 1996, the Company acquired seven full-service properties totalling 2,350 rooms for approximately $249 million. The acquisition of the Salt Lake City Marriott for $67 million included the purchase of a 20% general partner interest from Host Marriott. The difference between the cash transferred to Host Marriott and the carried- over cost basis of the 20% interest, net of the related tax effect, has been charged to additional paid-in capital. The Company also completed construction and opened the Pentagon City Residence Inn in April 1996.

During the first and second quarters of 1996, the Company completed a sale and leaseback with a real estate investment trust (the "REIT") for 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million (10% of which was deferred). During the second quarter of 1996, Host Marriott purchased the Company's rights to the deferred proceeds and obligations under the lease for the 16 Courtyard properties for $13 million. The Company retained its rights to the deferred proceeds and obligations under the lease for the 18 Residence Inns.

During 1995, the Company acquired four full-service properties totalling 1,944 rooms for approximately $240 million (including $94 million of first mortgage financing on two of the hotels).

During 1995, the Company sold to and leased back from the REIT 37 of its Courtyard properties for a total of $330 million (10% of which was deferred). The Company transferred its rights to receive the deferred proceeds and obligations to perform under the leases to a subsidiary of Hospitality during 1995. Also, during 1995, the Company sold its remaining four Fairfield Inns for net cash proceeds of approximately $6 million.

During the second and third quarters of 1994, the Company sold 14 senior living communities to an unrelated party for $320 million. Additionally, during the third quarter of 1994, the Company sold 26 of its Fairfield Inns to an unrelated party. The net proceeds from the sale of these hotels were approximately $114 million, which exceeded the carrying value of the hotels by approximately $12 million. Approximately $27 million of the proceeds was payable in the form of a note from the purchaser due in 2001. The gain on the sale of these hotels has been deferred. The note receivable and deferred gain were transferred to Hospitality in connection with the Offering.

During the second and third quarters of 1994, the Company acquired two full-service hotels totalling 959 rooms for approximately $80 million, one of which was converted to the Marriott brand. A subsidiary of the Company also provided 100% financing totalling approximately $35 million to an affiliated partnership, in which a related party of the Company owns the sole general partner interest, for the acquisition of two full-service hotels totalling another 684 rooms. These hotels are treated by the Company as owned for accounting purposes. Additionally, in the first quarter of 1994 the Company acquired from Host Marriott a 49% limited partner interest in an affiliate that owns a hotel in Santa Clara, California for $30 million.

The Company's capital expenditures in fiscal years 1996, 1995 and 1994 (excluding the acquisition of properties) totalled $45 million, $41 million and $27 million, respectively. The Company anticipates spending approximately $35 million to $40 million in capital expenditures for the renovation and refurbishment of the Company's existing properties in 1997.

The Company's cash used in financing activities was $12 million, $100 million and $368 million in fiscal years 1996, 1995 and 1994, respectively. The Company's cash used in financing activities consists primarily of cash transfers to Hospitality, as well as the issuance and repayment of debt as a result of the Offering. In 1995 and 1994, the Company transferred $151 million and $345 million, respectively, of cash to Hospitality, including $100 million and $292 million in 1995 and 1994, respectively, from asset sales proceeds used by Hospitality for redemption of senior notes by Hospitality ("Hospitality Notes"). As the net proceeds from the Offering were used to repay Hospitality Notes and a portion of the outstanding balance on Host Marriott's former $630 million revolving line of credit with Marriott International ("Line of Credit") the Company's historical financial statements present the pushed down portion of the Hospitality Notes and Line of Credit so repaid. Pursuant to the Hospitality Notes Indenture, Hospitality Notes were required to be repaid to the extent of 50% to 75% of the net proceeds from certain asset sales and 100% of net refinancing proceeds.

The net proceeds from the Offering, along with the net proceeds from a $400 million concurrent offering by Host Marriott Travel Plazas, Inc. ("HMTP"), were used to defease all of the remaining Hospitality Notes not redeemed with the asset sales proceeds discussed above and to repay indebtedness under the Line of Credit. In connection with the redemptions and defeasance of the Hospitality Notes, the Company recognized an extraordinary loss in the second quarter of 1995 of $14 million, net of taxes of $8 million, primarily representing premiums of $11 million paid on the redemptions and the write-off of deferred financing fees and discounts on the debt.

EBITDA

The Company believes that consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non-cash items (principally non-cash writedowns of lodging properties and equity in earnings of an affiliate, net of distribution received) ("EBITDA") is a meaningful measure of its operating performance due to the significance of the Company's long-lived assets (and the related depreciation thereon). EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business and is used in the Senior Notes indenture as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

EBITDA increased $4 million to $149 million in 1996 from $145 million in 1995. Hotel EBITDA decreased $7 million to $128 million for 1996. The decrease in hotel EBITDA is due to the sales of limited-service properties in 1995 and 1996 the proceeds from which could not be immediately reinvested, partially offset by the increase in comparable full-service EBITDA of 12% and the addition of 11 full-service hotels in 1995 and 1996. Full-service hotel EBITDA increased $44 million, or 62%, to $114 million for 1996. As a percentage of hotel EBITDA, full- service hotel EBITDA represented 89% of hotel EBITDA in 1996 compared to 52% of hotel EBITDA in 1995. In 1997, the Company anticipates that nearly all of its hotel EBITDA will be from full-service properties.

The Company's ratio of EBITDA to cash interest expense (defined as GAAP interest expense less amortization of deferred financing costs) was 2.2 to 1.0, 2.5 to
1.0 and 2.7 to 1.0 in fiscal years 1996, 1995 and 1994, respectively. The ratio of earnings to fixed charges was 1.4 to 1.0, 1.3 to 1.0 and 1.7 to 1.0 in fiscal years 1996, 1995 and 1994, respectively.

The following is a reconciliation of EBITDA to income before extraordinary item (in millions):

                                                                                Fifty-three Weeks       Fifty-two Weeks
                                                                                    Ended                    Ended
                                                                                January 3, 1997         December 29, 1995
                                                                                -----------------       -----------------

EBITDA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $           149         $          145
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (69)                   (61)
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .             (42)                   (48)
Income taxes applicable to operations . . . . . . . . . . . . . . . . . . . . .             (14)                    (9)
Gain (loss) on dispositions of assets and
     other non-cash charges, net. . . . . . . . . . . . . . . . . . . . . . . .              (4)                   (12)
                                                                                ---------------         --------------
     Income before extraordinary item . . . . . . . . . . . . . . . . . . . . . $            20         $           15
                                                                                ===============         ==============


Inflation

The Company's lodging properties are impacted by inflation through its effect on increasing costs and on the managers' ability to increase room rates. Unlike other real estate operations, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation generally can be passed on to customers.

New Accounting Standards

The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" and SFAS 114 "Accounting for Creditors for Impairment of a Loan" during 1995. The adoption of these standards did not have a material effect on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following financial information is included on the pages indicated:


                                                                                 Page
                                                                                 ----

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . .  22
Consolidated Balance Sheets at January 3, 1997 and December 29, 1995 . . . . . .  23
Consolidated Statements of Operations for Fiscal Years Ended January 3, 1997,
   December 29, 1995 and December 30, 1994 . . . . . . . . . . . . . . . . . . .  24
Consolidated Statements of Shareholder's Equity for the Fiscal Years
   Ended January 3, 1997, December 29, 1995 and December 30, 1994. . . . . . . .  25
Consolidated Statements of Cash Flows for Fiscal Years Ended January 3, 1997,
   December 29, 1995, and December 30, 1994. . . . . . . . . . . . . . . . . . .  26
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .  27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To HMH Properties, Inc.:

We have audited the accompanying consolidated balance sheets of HMH Properties, Inc. and subsidiaries as of January 3, 1997 and December 29, 1995, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three fiscal years in the period ended January 3, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMH Properties, Inc. and subsidiaries as of January 3, 1997 and December 29, 1995 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) (Schedule III Real Estate and Accumulated Depreciation) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Washington, D.C.
February 28, 1997


                                                                                         1996                  1995
                                                                                     ------------          ------------
                                    ASSETS

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .     $         944          $        999
Note receivable from affiliate. . . . . . . . . . . . . . . . . . . . . . . . .               140                   145
Due from hotel managers . . . . . . . . . . . . . . . . . . . . . . . . . . . .                19                    25
Investment in affiliate . . . . . . . . . . . . . . . . . . . . . . . . . . . .                17                    16
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                57                    21
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .               108                    16
                                                                                    -------------          ------------
                                                                                    $       1,285          $      1,222
                                                                                    =============          ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Senior Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $         600          $        600
Notes secured by real estate assets . . . . . . . . . . . . . . . . . . . . . .                98                   100
Other notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                34                    34
                                                                                    -------------          ------------
           Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               732                   734
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                71                    78
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                72                    26
                                                                                    -------------          ------------
           Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .               875                   838
                                                                                    -------------          ------------
Shareholder's equity
    Common stock, 100 shares issued and outstanding, no par value . . . . . . .                --                    --
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .               412                   397
    Accumulated loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (2)                  (13)
                                                                                    -------------          ------------
           Total shareholder's equity . . . . . . . . . . . . . . . . . . . . .               410                   384
                                                                                    -------------          ------------
                                                                                    $       1,285          $      1,222
                                                                                    =============          ============



















                 See Notes to Consolidated Financial Statements.

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995
                             AND DECEMBER 30, 1994
                                 (in millions)


                                                                                   1996             1995           1994
                                                                                   ----             ----           ----

REVENUES
    Hotels. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       210      $      189     $      199
    Senior living communities (received from Marriott International). . . . .            --              --             14
    Net gains (losses) on property transactions . . . . . . . . . . . . . . .             1             (10)             1
    Equity in earnings of affiliate . . . . . . . . . . . . . . . . . . . . .             5               4              3
                                                                                -----------      ----------     ----------
                                                                                        216             183            217
                                                                                -----------      ----------     ----------

OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees of $32 million,
        $28 million and $23 million in 1996, 1995 and 1994, respectively) . .           127             102            105
    Senior living communities . . . . . . . . . . . . . . . . . . . . . . . .            --              --              5
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --               1              4
                                                                                -----------      ----------     ----------
                                                                                        127             103            114
                                                                                -----------      ----------     ----------

OPERATING PROFIT BEFORE CORPORATE EXPENSES
    AND INTEREST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            89              80            103
Corporate expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (10)            (10)            (8)
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (69)            (61)           (64)
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            24              15             14
                                                                                -----------      ----------     ----------
INCOME BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . . . . . . . . . . . . .            34              24             45
Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           (14)             (9)           (17)
                                                                                -----------      ----------     ----------
INCOME BEFORE EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . . . . . . . .            20              15             28
Extraordinary item - loss on extinguishment of debt
    (net of income taxes of $8 million) . . . . . . . . . . . . . . . . . . .            --             (14)            --
                                                                                -----------      ----------     ----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        20      $        1     $       28
                                                                                ===========      ==========     ==========















                 See Notes to Consolidated Financial Statements.

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
              FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995
                             AND DECEMBER 30, 1994
                                 (in millions)

                                                                                    Additional      Accumulated
                                                       Common        Paid-In         Earnings      Distributions to
                                                       Stock         Capital          (Loss)       Hospitality, net
                                                       -------      ----------      -----------    ----------------

Balance, January 1, 1994. . . . . . . . . . . . . . .  $    --      $    929        $    (6)       $    (7)
    Net income. . . . . . . . . . . . . . . . . . . .       --            --             28             --
    Purchase of partnership investment (Note 4) . . .       --            (6)            --             --
    Net advances and distributions to Hospitality . .       --            --             --           (297)
                                                       -------      --------        -------        -------
Balance, December 30, 1994. . . . . . . . . . . . . .       --           923             22           (304)
    Net income. . . . . . . . . . . . . . . . . . . .       --            --              1             --
    Cash transfers to Hospitality . . . . . . . . . .       --            --             --           (151)
    Non-cash transfers to Hospitality . . . . . . . .       --            --             --            (71)
    Capitalized distributions pursuant
      to the Offering . . . . . . . . . . . . . . . .       --          (526)            --            526
    Dividends . . . . . . . . . . . . . . . . . . . .       --            --            (36)            --
                                                       -------      --------        -------        -------
Balance, December 29, 1995. . . . . . . . . . . . . .       --           397            (13)            --
    Net income. . . . . . . . . . . . . . . . . . . .       --            --             20
    Dividends . . . . . . . . . . . . . . . . . . . .       --            --             (9)            --
    Sale of residual lease interest in
      16 Courtyard properties . . . . . . . . . . . .       --            24             --             --
    Purchase of general partner interest in
      a full-service property (Note 8). . . . . . . .       --            (9)            --             --
                                                       -------      --------        -------        -------
Balance, January 3, 1997. . . . . . . . . . . . . . .  $    --      $    412        $    (2)       $    --
                                                       =======      ========        =======        =======






















                 See Notes to Consolidated Financial Statements.

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995
                              AND DECEMBER 30, 1994
                                 (in millions)



                                                                                     1996             1995            1994
                                                                                     ----             ----            ----

OPERATING ACTIVITIES
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         20     $          1    $         28
    Extraordinary loss on extinguishment of debt, net of taxes. . . . . . . .              --               14              --
    Adjustments to reconcile to cash from operations:
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . .              42               48              60
        Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13                8              13
        Net realizable value writedown. . . . . . . . . . . . . . . . . . . .              --               10              --
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6                3               1
        Changes in operating accounts:
            Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .              --               (5)              5
            Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .               9               (4)              2
                                                                                 ------------     ------------    ------------
            Cash provided by operations . . . . . . . . . . . . . . . . . . .              90               75             109
                                                                                 ------------     ------------    ------------

INVESTING ACTIVITIES
    Proceeds from sales of assets . . . . . . . . . . . . . . . . . . . . . .             349              337             473
        Less non-cash proceeds. . . . . . . . . . . . . . . . . . . . . . . .             (34)             (33)            (54)
                                                                                 ------------     ------------    ------------
    Cash received from sales of assets. . . . . . . . . . . . . . . . . . . .             315              304             419
    Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . .             (45)             (41)            (27)
    Acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (246)            (242)           (145)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (10)              20              12
                                                                                 ------------     ------------    ------------
            Cash provided by investing activities . . . . . . . . . . . . . .              14               41             259
                                                                                 ------------     ------------    ------------

FINANCING ACTIVITIES
    Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (3)            (589)            (23)
    Issuances of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --              676              --
    Transfers to Hospitality, net . . . . . . . . . . . . . . . . . . . . . .              --             (151)           (345)
    Dividends to Hospitality. . . . . . . . . . . . . . . . . . . . . . . . .              (9)             (36)             --
                                                                                 ------------     ------------    ------------
            Cash used in financing activities . . . . . . . . . . . . . . . .             (12)            (100)           (368)
                                                                                 ------------     ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .              92               16              --
CASH AND CASH EQUIVALENTS, beginning of year. . . . . . . . . . . . . . . . .              16               --              --
                                                                                 ------------     ------------    ------------
CASH AND CASH EQUIVALENTS, end of year. . . . . . . . . . . . . . . . . . . .    $        108     $         16    $         --
                                                                                 ============     ============    ============










                 See Notes to Consolidated Financial Statements.

                     HMH Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

Basis of Presentation

HMH Properties, Inc. (the "Company") was formed in 1993 to own many of Host Marriott Corporation's ("Host Marriott") lodging real estate properties. As of January 3, 1997, the Company owned, or controlled, 31 lodging properties generally located throughout the United States and operated primarily under the Marriott or Ritz-Carlton brands and managed by Marriott International, Inc. ("Marriott International"). The Company's hotel properties represent quality assets in the luxury and upscale full-service lodging segments.

On October 8, 1993 (the "Distribution Date"), Marriott Corporation distributed, through a special tax-free dividend (the "Distribution"), to holders of Marriott Corporation's common stock (on a share-for-share basis) approximately 116.4 million shares of common stock of an existing wholly owned subsidiary, Marriott International, resulting in the division of Marriott Corporation's operations into two separate companies. The distributed operations included the former Marriott Corporation's lodging management, franchising and senior living service operations. Host Marriott retained the former Marriott Corporation's airport and tollroad food, beverage and merchandise concession operations, as well as most of its real estate properties. Effective at the Distribution Date, Marriott Corporation changed its name to Host Marriott Corporation. Concurrent with the Distribution, Host Marriott completed an exchange offer ("Exchange Offer") pursuant to which holders of notes in the aggregate principal amount of approximately $1.2 billion ("Old Notes") exchanged such Old Notes for a combination of (i) cash, (ii) common stock of Host Marriott and (iii) senior notes ("Hospitality Notes") issued by Host Marriott Hospitality, Inc. ("Hospitality").

The Company is a direct wholly-owned subsidiary of Hospitality which is a direct wholly-owned subsidiary of Host Marriott. In connection with the Distribution, the majority of Host Marriott's real estate properties were transferred to the Company and its subsidiaries, while most of the assets relating to the airport and tollroad operations remained in Host Marriott Travel Plazas, Inc. ("HMTP"), a wholly-owned subsidiary of Hospitality, and its subsidiaries. In May 1995, the Company and HMTP consummated concurrent debt offerings totalling $1 billion of senior notes (the "Offering"), the net proceeds of which were used to repay the Hospitality Notes and a portion of Host Marriott's $630 million revolving line of credit with Marriott International ("Line of Credit"). Prior to the Offering, the accompanying consolidated financial statements present the pushed-down effects of the debt that was repaid with the proceeds of the Offering as discussed in Note 7.

The consolidated financial statements present the financial position, results of operations, and cash flows of the Company as if it were a separate subsidiary of Hospitality for all periods presented. Host Marriott's historical basis in the assets and liabilities of the Company have been carried over. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. Net transfers subsequent to the Distribution Date between the Company and Hospitality, including the transfer of asset sales proceeds to Hospitality for bond redemptions of $292 million in 1994, are included in the statement of shareholder's equity. Such amounts are reflected as a component of equity because the balance accumulated through the date of consummation of the Offering was not required to be paid, but rather was a permanent adjustment to capital on May 25, 1995.

                     HMH Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

An analysis of the activity in the "Distributions to Hospitality, net" for the fiscal year ended December 29, 1995 is as follows (in millions):

         Balance, Distributions to Hospitality, net, January 1, 1994. . . . .    $         (7)
             Increase in taxes payable. . . . . . . . . . . . . . . . . . . .              48
             Cash transfers to Hospitality. . . . . . . . . . . . . . . . . .            (345)
                                                                                 ------------
         Balance, Distributions to Hospitality, net, December 30, 1994. . . .            (304)
             Increase in taxes payable. . . . . . . . . . . . . . . . . . . .               8
             Non-cash transfers to Hospitality. . . . . . . . . . . . . . . .             (79)
             Cash transfers to Hospitality. . . . . . . . . . . . . . . . . .            (151)
             Amount reclassified as additional paid-in capital. . . . . . . .             526
                                                                                 ------------
         Balance, Distributions to Hospitality, net, May 25, 1995 . . . . . .    $         --
                                                                                 ============

The average balance of Distributions to Hospitality, net for fiscal year 1994 and the period from December 31, 1994 through May 25, 1995 were $132 million and $461 million, respectively.

The Company operates as a unit of Host Marriott and Hospitality, utilizing Host Marriott's employees, insurance and administrative services. Through May 25, 1995, the Company also utilized Host Marriott's centralized systems for cash management and substantially all cash received by the Company was deposited in and commingled with Host Marriott's and Hospitality's general corporate funds. Subsequent to May 25, 1995, the Company has maintained separate cash accounts. The Company has no employees. Certain operating expenses, capital expenditures and other cash requirements of the Company are paid by Host Marriott and Hospitality and charged directly or allocated to the Company. Certain general and administrative costs of Host Marriott are allocated to Hospitality and, in turn, to the Company, principally based on Host Marriott's specific identification of individual cost items and otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities or relative measures of size of the entities based on assets. In the opinion of management, the methods for allocating corporate, general and administrative expenses and other direct costs are reasonable. It is not practicable to estimate the costs that would have been incurred by the Company if it had been operated on a stand-alone basis, however, management believes that these expenses are comparable to the expected expense levels on a forward-looking basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method.

Fiscal Year

The Company's fiscal year ends on the Friday nearest to December 31. Full year results for 1996 include 53 weeks versus 52 weeks for fiscal years 1995 and 1994.

Revenues and Expenses

Revenues include house profit from the Company's hotel properties because the Company has delegated substantially all of the operating decisions related to the generation of house profit from its hotels to the manager. Revenues also include lease rentals from the Company's senior living communities (in 1994), net gains (losses) on property transactions and equity in the earnings of an affiliate. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results, less property-level expenses, excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses.

Property and Equipment

Property and equipment is recorded at cost. For newly developed properties, cost includes interest, rent and real estate taxes incurred during development and construction. Replacements and improvements are capitalized.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related improvements.

Gains on sales of properties are recognized at the time of sale or deferred to the extent required by generally accepted accounting principles. Deferred gains are recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire.

In cases where management is holding for sale particular lodging properties, the Company assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than its net book value. A lodging property is considered to be held for sale when the Company has made the decision to dispose of the property. Otherwise, the Company assesses impairment of its real estate properties based on whether the estimated net undiscounted future cash flows from each individual property (excluding debt service) will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value less cost to sell.

Deferred Charges

Deferred financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts have been reclassified for comparative purposes.

New Statements of Financial Accounting Standards

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

                     HMH Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2.   Property and Equipment

Property and equipment consists of the following (in millions):

                                                                                         1996              1995
                                                                                    -------------      ------------
   Land and land improvements. . . . . . . . . . . . . . . . . . . . . . . . .      $          99      $        138
   Building and leasehold improvements . . . . . . . . . . . . . . . . . . . .                901               905
   Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .                125               143
   Construction in progress. . . . . . . . . . . . . . . . . . . . . . . . . .                 23                45
                                                                                    -------------      ------------
                                                                                            1,148             1,231
   Less accumulated depreciation and amortization. . . . . . . . . . . . . . .               (204)             (232)
                                                                                    -------------      ------------
                                                                                    $         944      $        999
                                                                                    =============      ============

Interest cost capitalized in connection with the Company's development and construction activities totalled $1 million in 1996, $2 million in 1995 and $1 million in 1994.

In the second quarter of 1995, the Company made a determination that its owned Courtyard and Residence Inn properties were held for sale and recorded a $10 million charge to write down the carrying value of five individual Courtyard and Residence Inn properties to their estimated net realizable value.

3.   Notes Receivable Due From Affiliate

In connection with the sale of several hotels to an affiliated limited partnership in 1984, a subsidiary of the Company received as proceeds $168 million in notes receivable that are secured by nonrecourse mortgages on the underlying properties. The notes mature on December 31, 2003 and bear interest at 9%. These notes require principal paydown of approximately 44% of the original principal amount prior to maturity. The principal balances as of January 3, 1997 and December 29, 1995 were $140 million and $145 million, respectively.

4.   Equity Investment in Affiliate

On February 26, 1994, Host Marriott transferred to the Company a 49% limited partner interest in an affiliate that owns a hotel in Santa Clara, California, in exchange for $30 million in cash. The difference between the cash transferred to Host Marriott and the carried-over cost basis of the 49% interest, net of the related tax effects, has been charged to additional paid-in capital.

The investment is accounted for using the equity method. The Company has a 49% interest in the operating profits (income before interest costs) in the partnership which is included in equity in the earnings of an affiliate. The Company's equity in income of the partnership was $5 million, $4 million and $3 million for 1996, 1995 and 1994, respectively.

                     HMH Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

The partnership's summarized balance sheet information at January 3, 1997 and December 29, 1995 is as follows (in millions):

                                                                                     1996                  1995
                                                                                 ------------         ------------

        Property and equipment. . . . . . . . . . . . . . . . . . . . . . . . .  $         30         $         29
        Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5                    5
                                                                                 ------------         ------------
              Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $         35         $         34
                                                                                 ============         ============

        Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         44         $         44
        Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .             1                    1
        Partners' deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .           (10)                 (11)
                                                                                 ------------         ------------
              Total liabilities and partners' deficit . . . . . . . . . . . . .  $         35         $         34
                                                                                 ============         ============

The partnership's summarized operating results for the fiscal years 1996, 1995 and for the period from February 26, 1994 through December 30, 1994 (in millions):

                                     1996        1995      1994
                                    -------    -------    ------
        Revenues. . . . . . . . .   $   17     $   15     $   11
        Operating costs . . . . .       (8)        (7)        (5)
        Interest expense. . . . .       (3)        (3)        (2)
                                    ------     ------     ------
        Net income. . . . . . . .   $    6     $    5     $    4
                                    ======     ======     ======


5.   Income Taxes

The Company, Hospitality and Host Marriott record income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities equal to the expected future tax consequences of temporary differences.

Total deferred tax assets and liabilities at January 3, 1997 and December 29, 1995 were as follows:

                                                     1996           1995
                                                  ---------       --------
                                                        (in millions)
        Gross deferred tax assets . . . . . . . . $    18         $    17
        Gross deferred tax liabilities. . . . . .     (89)            (95)
                                                  -------         -------
        Net deferred income tax liability . . . . $   (71)        $   (78)
                                                  =======         =======

The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of January 3, 1997 and December 29, 1995:


                                                    1996             1995
                                                  --------        ---------
                                                       (in millions)
        Tax credit carryforwards. . . . . .       $    9          $     9
        Reserves. . . . . . . . . . . . . .            6                2
        Affiliate notes receivable. . . . .          (43)             (44)
        Property and equipment. . . . . . .          (46)             (51)
        Investment in affiliate . . . . . .            3                6
                                                  ------          -------
                                                  $  (71)         $   (78)
                                                  ======          =======

Deferred tax liabilities have been adjusted by $20 million in 1995 as a result of the transfer of certain assets and liabilities pursuant to the Offering. At January 3, 1997, the Company had approximately $9 million of alternative minimum tax credit carryforwards which do not expire.

The provision (benefit) for income taxes consists of (in millions):

                                         1996     1995      1994
                                        -----    ------    ------
        Current-Federal . . . . . . .   $  17    $   15    $  39
               -State . . . . . . . .       4         3        9
                                        -----    ------    -----
                                           21        18       48
                                        -----    ------    -----

        Deferred-Federal. . . . . . .      (6)       (7)      24)
                -State . . . . . . ..      (1)       (2)      (7)
                                        -----    ------    -----
                                           (7)       (9)     (31)
                                        -----    ------    -----
                                        $  14    $    9    $  17
                                        =====    ======    =====

A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:

                                                                                 1996      1995      1994
                                                                                 ----      ----      ----

        Statutory Federal tax rate. . . . . . . . . . . . . . . . . . . . . . .  35.0%     35.0%     35.0%
        State income tax, net of Federal tax benefit. . . . . . . . . . . . . .   5.1       2.5       2.8
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1.0        --        --
                                                                                 ----      ----      ----
                                                                                 41.1%     37.5%     37.8%
                                                                                 ====      ====      ====

The Company is included in the consolidated Federal income tax return of Host Marriott and its affiliates (the "Group"). Tax expense allocated to the Company, as a member of the Group, is based upon the Company's relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal tax expense allocated to the Company for all periods presented substantially equal to the expense that would be recognized if the Company and its subsidiaries filed a separate return. On a separate return basis, net state income tax expense would have been substantially equal to the expense reported for the fiscal year ended January 3, 1997 and would have been approximately $1 million higher for each of the fiscal years ended December 29, 1995 and December 30, 1994.

Prior to the Offering and consistent with the existing Host Marriott tax sharing policy, all current tax provision or benefit amounts were treated as paid to, or received from, Host Marriott, and as such, there was no current tax provision related balances due to Host Marriott at December 30, 1994. Subsequent to the Offering, the Company reimburses Host Marriott for its allocable share of current taxes payable. At January 3, 1997, $29 million was payable to Host Marriott. For Federal income tax purposes, the Company is a member of the affiliated group of Host Marriott and its subsidiaries. The Company's share of the affiliated group's tax liability is limited to the lesser of the liability computed as if the Company was in a separate affiliated group, or its allocable portion of the affiliated group's tax liability. Cash paid to Host Marriott for income taxes was $1 million, $1 million and $4 million in 1996, 1995 and 1994, respectively.

                     HMH Properties, Inc. and Subsidiaries
                         Notes to Financial Statements

6.   Leases

The Company sold and leased back 18 Residence Inn properties from a real estate investment trust (the "REIT") in 1996. The initial term of the lease expires in 2010 and can be renewed for a total of 40 years at the Company's option. The minimum rent payments are $17 million annually with additional contingent rent equal to 7.5% of the excess of total hotels sales on the leased properties over 1996 total hotel sales on the leased properties. The Residence Inn leases also require the Company to escrow an amount equal to 5% of the annual hotel sales into a furniture, fixture and equipment reserve which is available for renewals and replacements.

The Company leases certain other property and equipment under non-cancelable leases. Leases include long-term ground leases for certain hotels, generally with multiple renewal options. Certain leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts.

Future minimum annual rental commitments for all non-cancelable operating leases are as follows (in millions):

       Fiscal Year
         1997. . . . . . . . . . . . . . . . . . .   $  24
         1998. . . . . . . . . . . . . . . . . . .      23
         1999. . . . . . . . . . . . . . . . . . .      23
         2000. . . . . . . . . . . . . . . . . . .      23
         2001. . . . . . . . . . . . . . . . . . .      23
         Thereafter. . . . . . . . . . . . . . . .     264
                                                     -----
             Total minimum lease payments. . . . .   $ 380
                                                     =====

Rent expense consists of (in millions):


       Minimum rentals on operating leases . . . . .   $  19    $   7   $   8
       Additional rentals based on sales . . . . . .       6        4       4
                                                       -----    -----   -----
                                                       $  25    $  11   $  12
                                                       =====    =====   =====

7.   Debt

Debt consists of the following at January 3, 1997 and December 29, 1995 (in millions):

                                                                 1996     1995
                                                                 ----     ----
       Senior Notes, 9.5%, maturing May 15, 2005 . . . . . . . . $600     $600
       Notes secured by $276 million of real estate assets,
         with an average rate of 7.5% at January 3, 1997,
         maturing through 2002 . . . . . . . . . . . . . . . . .   98      100
       Other notes with an average rate of 7.1%
         at January 3, 1997, maturing through 2014 . . . . . . .   34       34
                                                                 ----     ----
                                                                 $732     $734
                                                                 ====     ====

On May 25, 1995, the Company issued $600 million of 9.5% senior secured notes (the "Senior Notes"). Concurrently, HMTP issued $400 million of senior notes. The net proceeds of the offerings were used to defease, and subsequently redeem, all of the remaining Hospitality Notes, remaining bonds and to repay borrowings under the Line of Credit. In connection with the redemptions and defeasance of the Hospitality Notes, the Company recognized an extraordinary loss in 1995 of approximately $22 million ($14 million after taxes), primarily representing premiums of $11 million paid on the redemptions and the write-off of deferred fees on the Hospitality Notes.

The Senior Notes were issued at par and have a final maturity of May 2005. The Senior Notes are senior obligations of the Company secured by a pledge of the capital stock of certain of the Company's subsidiaries and are guaranteed, jointly and severally, by certain subsidiaries. The indenture governing the Senior Notes contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of the Company's subsidiaries, and enter into certain mergers and consolidations. Distributions of the Company's equity is restricted but will be available for the payment of dividends to the extent that the cumulative amount of such dividends from May 25, 1995 does not exceed $25 million plus an amount equal to the excess of the Company's EBITDA over 200% of the Company's interest expense, as defined in the indenture, plus the amount of capital contributions, if any, to the Company subsequent to May 25, 1995. The Company paid $9 million and $36 million in dividends for 1996 and 1995, respectively, to Host Marriott as permitted under the Senior Notes indenture.

Under the indenture for the Senior Notes, proceeds from the sale of assets may be used for the acquisition of new properties subject to certain limitations.

Aggregate debt maturities at January 3, 1997 are as follows (in millions):

     1997. . . . . . . . . . . . . .  $  2
     1998. . . . . . . . . . . . . .     2
     1999. . . . . . . . . . . . . .     2
     2000. . . . . . . . . . . . . .     1
     2001. . . . . . . . . . . . . .     1
     Thereafter. . . . . . . . . . .   724
                                       ---
                                      $732
                                      ====

Cash paid for interest, net of amounts capitalized, was $68 million in 1996, $61 million in 1995 and $62 million in 1994. Deferred financing costs, which are included in other assets, amounted to $17 million and $18 million at January 3, 1997 and December 29, 1995, respectively.

                      HMH Propeties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

8.   Acquisitions and Dispositions

During 1996, the Company acquired seven full-service properties totalling 2,350 rooms for approximately $249 million. The acquisition of the Salt Lake City Marriott for $67 million included the purchase of a 20% general partner interest from Host Marriott for $10 million. The difference between the cash transferred to Host Marriott and the carried-over cost basis of the 20% interest, net of the related tax effect, has been charged to additional paid- in capital. The 1996 acquisitions included the acquisition, through foreclosure, of a controlling interest in the 250- room Newport Beach Marriott Suites. The Company had purchased an 83% interest in the mortgage loans secured by the hotel for $18 million in the first quarter of 1996. The Company also completed construction and opened the Pentagon City Residence Inn in April 1996. Subsequent to year end, the Company acquired the 306-room Ritz- Carlton, Marina del Rey for approximately $57 million.

The Company acquired four full-service hotels in 1995 totalling 1,944 rooms in separate transactions for approximately $240 million. During 1994, the Company acquired two full-service hotels totaling 959 rooms in separate transactions aggregating approximately $80 million. The Company also provided 100%
non-recourse financing totaling approximately $35 million to an affiliated partnership, in which Host Marriott owns the sole general partner interest, for the acquisition of two full-service hotels (totaling another 684 rooms). The Company consolidates these properties for accounting purposes.

During the first and second quarters of 1996, the Company sold and leased back to the REIT 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million (10% of which was deferred). Host Marriott purchased the Company's rights to the deferred proceeds and obligations under the lease for the 16 Courtyard properties at their fair market value. The Company's rights to the deferred proceeds and obligations under the lease for the 18 Residence
Inns remain with the Company. The Company recorded a $14 million deferred gain in 1996 and is amortizing the gain over the initial term of the lease.

During the first and third quarters of 1995, the Company sold and leased back to the REIT 37 of its Courtyard properties for $330 million. Ten percent of the sales amount of these transactions was deferred. The Company transferred its rights to the deferred proceeds and obligations under the lease to a designated subsidiary of Hospitality in connection with the Offering.

During 1994, the Company sold its 14 senior living communities to an unrelated party for $320 million, which approximated the communities' carrying value.

In the third quarter of 1994, the Company sold 26 of its Fairfield Inns to an unrelated third party. The net proceeds from the sale of such hotels were approximately $114 million, which exceeded the carrying value of the hotels by approximately $12 million. Approximately $27 million of the proceeds was payable in the form of a note from the purchaser due in 2001. The gain on the sale of these hotels has been deferred. The note receivable and deferred gain were transferred to Hospitality in connection with the Offering.

In connection with the Offering, HMTP transferred certain hotel assets to the Company and the Company transferred certain undeveloped land parcels, a note receivable and the leases and related assets of the 37 Courtyard properties to Hospitality or a designated subsidiary of Hospitality.

Summarized unaudited pro forma results of operations, assuming the above transactions (excluding the New York Vista Hotel acquisition in 1995) and the Offering and debt activity discussed in Note 7 occurred on December 31, 1994, are as follows (in millions):
                                                          1996     1995
                                                         -----    -----
       Revenue . . . . . . . . . . . . . . . . . . . .   $ 250    $ 189
       Operating profit before corporate expenses
          and interest . . . . . . . . . . . . . . . .     107       71
       Net income before extraordinary item. . . . . .      30        8

                     HMH Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

9.   Fair Value of Financial Instruments

The fair values of certain financial instruments are shown below (in millions):



                                                                                January 3, 1997       December 29, 1995
                                                                                ----------------      ------------------
                                                                                Carrying   Fair       Carrying     Fair
                                                                                 Amount    Value       Amount      Value
                                                                                --------   -----      --------    ------
                Financial assets
                   Note receivable from affiliate . . . . . . . . . . . . . .   $ 140      $ 150      $  145       $ 145
                Financial liabilities
                   Senior notes . . . . . . . . . . . . . . . . . . . . . . .     600        627         600         612
                   Notes secured by real estate assets. . . . . . . . . . . .      98         95         100         100
                   Other notes. . . . . . . . . . . . . . . . . . . . . . . .      34         34          34          34


Receivables from affiliates, and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. The Senior Notes are valued based on quoted market prices. Valuations for secured and other unsecured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair values of other assets and other liabilities are estimated to be equal to their carrying value.

10.   Relationship Between the Company and Marriott International

In connection with the Distribution, Host Marriott and Marriott International entered into agreements which provide, among other things, that (i) 26 of the Company's lodging properties are managed by Marriott International under agreements with initial terms of 15 to 20 years and which are subject to renewal at the option of Marriott International for up to 16 to 30 years (see Note 11),
(ii) the Company and its subsidiaries will lease senior living communities to Marriott International prior to their disposal (see Note 8), (iii) Marriott International will guarantee Host Marriott's performance in connection with certain loans and other obligations and (iv) three of the Company's full-service properties are operated under a franchise agreement with Marriott International.

For fiscal years 1996, 1995 and 1994, the Company paid to Marriott International $32 million, $28 million and $23 million, respectively, in lodging management fees and the Company earned $14 million in 1994 under the senior living community leases.

In connection with the purchase of the Marriott World Trade Center, the Company received a mortgage loan of $10 million from Marriott International. Marriott International also provided an additional $10 million to the Company. Repayment of this amount is contingent on the future earnings of the hotel and has been included in other liabilities in the accompanying financial statements.

In addition, Marriott International has the right to purchase up to 20% of the voting stock of Host Marriott if certain events involving a change in control of Host Marriott occur.

11.   Management Agreements

The Company is party to management agreements (the "Agreements") which provide for Marriott International to manage the hotels generally for an initial term of 15 to 30 years with renewal terms of up to an additional 16 to 30 years. The Agreements generally provide for payment of base management fees equal to two to four percent of sales and incentive management fees generally equal to 40% to 50% of hotel operating profits (as defined in the Agreements) over a priority return (as defined) to the Company, with total incentive management fees not to exceed 20% of operating profits. For certain full-service hotels acquired after September 8, 1995, the incentive management fee is equal to 20% of operating profits. In the event of early termination of the Agreements, Marriott
International will receive additional fees based on the unexpired term and expected future base and incentive management fees. No agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be cancelled under certain conditions, although such cancellation will not trigger the cancellation of any other Agreement.

Pursuant to the terms of the Agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the full-service hotels also participate in Marriott's Honored Guest Awards Program and the Courtyard hotels in the Courtyard Club. The costs of these programs are charged to all hotels in the respective hotel system.

The Company is obligated to provide the manager with sufficient funds to cover the cost of (a) certain non- routine repairs and maintenance to the hotels which are normally capitalized; and (b) replacements and renewals to the hotels' property and improvements. Under certain circumstances, the Company will be required to establish escrow accounts for such purposes under terms outlined in the Agreements.

Pursuant to the terms of the Agreements, the Company is required to provide Marriott International with funding for working capital to meet the operating needs of the hotels. Marriott International converts cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories and trade receivables. Under the terms of the Agreements, Marriott International maintains possession of and sole control over the components of working capital and accordingly, the Company reports the total amounts so advanced to Marriott International as a component of other assets. Upon termination of the Agreements, the working capital will be returned to the Company.

At January 3, 1997 and December 29, 1995, $25 million and $22 million, respectively, have been advanced to the hotel managers for working capital and are included in due from hotel managers in the accompanying balance sheet.

Franchise Agreements

The Company has entered into franchise agreements with Marriott International for three hotels. Pursuant to these franchise agreements, the Company generally pays a franchise fee based on a percentage of room sales and food and beverage sales as well as certain other fees for advertising and reservations. Franchise fees for room sales vary from four to six percent of room sales, while fees for food and beverage sales vary from two to three percent of sales. The initial terms of the franchise agreements are from 20 to 25 years. Franchise fees paid to Marriott International for 1996 were $1 million. Franchise fees were not material in prior periods.

12.   Litigation

The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.

                     HMH Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

13.   Hotel Operations

Hotel revenues reflect house profit from the Company's hotel properties. House profit reflects the net revenues flowing to the Company as property owner and represents all gross hotel operating revenues, less all gross property- level expenses, excluding depreciation, management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses. Accordingly, the following table presents the Company's house profit for 1996, 1995 and 1994 (in millions).

                                           1996     1995    1994
                                           ----     ----    ----
Sales
 Rooms. . . . . . . . . . . . . . . . .    $390     $351    $382
 Food and beverage. . . . . . . . . . .     135      106      95
 Other. . . . . . . . . . . . . . . . .      38       27      26
                                           ----     ----    ----
   Total hotel sales. . . . . . . . . .     563      484     503
                                           ----     ----    ----
Department costs
 Rooms. . . . . . . . . . . . . . . . .      93       81      91
 Food and beverage. . . . . . . . . . .     109       81      73
 Other. . . . . . . . . . . . . . . . .      18       14      12
                                           ----     ----    ----
   Total department costs . . . . . . .     220      176     176
                                           ----     ----    ----

Department profit . . . . . . . . . . .     343      308     327
Other deductions. . . . . . . . . . . .     133      119     128
                                           ----     ----    ----
   House profit . . . . . . . . . . . .    $210     $189    $199
                                           ====     ====    ====

14.      Supplemental Guarantor And Non-Guarantor Subsidiary Information

All but two of the subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly- owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") are the owners of the Marriott World Trade Center, which was acquired by the Company in late December 1995 and HMH HPT Residence Inn, Inc. the lessee of the Residence Inn properties. At February 28, 1997, there is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the Senior Notes within the meaning of Rule 3-10 of Regulation S-X.

The following condensed, consolidating financial information sets forth the combined financial position as of January 3, 1997 and December 29, 1995 and results of operations for the three fiscal years in the period ended January 3, 1997 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, along with the cash flows of the parent and Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the year ended January 3,1997 and December 29, 1995:

                     HMH Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

               Supplemental Condensed Consolidating Balance Sheets
                                  (in millions)


                                                                                Guarantor        Non-Guarantor
                         January 3, 1997                          Parent        Subsidiaries       Subsidiary       Consolidated
                                                                ----------      ------------     -------------      ------------
Property and equipment. . . . . . . . . . . . . . . . . . . . . $    488        $    316         $       140        $       944
Investment in affiliate . . . . . . . . . . . . . . . . . . . .       17              --                  --                 17
Notes receivable from affiliate . . . . . . . . . . . . . . . .       --             140                  --                140
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .       31              21                  24                 76
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .      108              --                  --                108
                                                                --------        --------         -----------        -----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . $    644        $    477         $       164        $     1,285
                                                                ========        ========         ===========        ===========

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    638        $     19         $        75        $       732
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .       23              47                   1                 71
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .       30              15                  24                 72
                                                                --------        --------         -----------        -----------
     Total liabilities. . . . . . . . . . . . . . . . . . . . .      691              81                 100                875
Owner's equity. . . . . . . . . . . . . . . . . . . . . . . . .      (47)            396                  64                410
                                                                --------        --------         -----------        -----------
     Total liabilities and owner's equity . . . . . . . . . . . $    644        $    477         $       164        $     1,285
                                                                ========        ========         ===========        ===========


                                December 29, 1995

Property and equipment. . . . . . . . . . . . . . . . . . . . . $    557        $    298         $       144        $       999
Investment in affiliate . . . . . . . . . . . . . . . . . . . .       16              --                  --                 16
Notes receivable from affiliate . . . . . . . . . . . . . . . .       --             145                  --                145
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .       24              18                   4                 46
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .       16              --                  --                 16
                                                                --------        --------         -----------        -----------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . $    613        $    461         $       148        $     1,222
                                                                ========        ========         ===========        ===========

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    640        $     19         $        75        $       734
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .       21              57                  --                 78
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .       15               1                  10                 26
                                                                --------        --------         -----------        -----------
     Total liabilities. . . . . . . . . . . . . . . . . . . . .      676              77                  85                838
Owner's equity. . . . . . . . . . . . . . . . . . . . . . . . .      (63)            384                  63                384
                                                                --------        --------         -----------        -----------
     Total liabilities and owner's equity . . . . . . . . . . . $    613        $    461         $       148        $     1,222
                                                                ========        ========         ===========        ===========

                     HMH Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

          Supplemental Condensed Consolidating Statements of Operations
                                  (in millions)



                                                                                Guarantor        Non-Guarantor
                           Year Ended January 3, 1997            Parent         Subsidiaries     Subsidiary         Consolidated
                                                               ---------        ------------     -------------      ------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . .    $    105         $      67        $        44        $       216
OPERATING COSTS AND EXPENSES. . . . . . . . . . . . . . . .          59                34                 34                127
                                                               --------         ---------        -----------        -----------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
    AND INTEREST. . . . . . . . . . . . . . . . . . . . . .          46                33                 10                 89
Corporate expenses. . . . . . . . . . . . . . . . . . . . .          (4)               (4)                (2)               (10)
Interest expense. . . . . . . . . . . . . . . . . . . . . .         (63)               (1)                (5)               (69)
Interest income . . . . . . . . . . . . . . . . . . . . . .          21                 3                 --                 24
                                                               --------         ---------        -----------        -----------
INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .          --                31                  3                 35
Provision for income taxes. . . . . . . . . . . . . . . . .          --               (13)                (1)               (14)
                                                               --------         ---------        -----------        -----------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .    $     --         $      18        $         2        $        20
                                                               ========         =========        ===========        ===========


                          Year Ended December 29, 1995

REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . $       137         $      46        $        --        $       183
OPERATING COSTS AND EXPENSES. . . . . . . . . . . . . . . .          59                44                 --                103
                                                            -----------         ---------        -----------        -----------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
    AND INTEREST. . . . . . . . . . . . . . . . . . . . . .          78                 2                 --                 80
Corporate expenses. . . . . . . . . . . . . . . . . . . . .          (6)               (4)                --                (10)
Interest expense. . . . . . . . . . . . . . . . . . . . . .         (60)               (1)                --                (61)
Interest income . . . . . . . . . . . . . . . . . . . . . .           2                13                 --                 15
                                                            -----------         ---------        -----------        -----------
INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . . . .           14                10                 --                 24
Provision for income taxes. . . . . . . . . . . . . . . . .          (5)               (4)                --                 (9)
                                                            -----------         ---------        -----------        -----------
INCOME BEFORE EXTRAORDINARY ITEM. . . . . . . . . . . . . .           9                 6                 --                 15
Extraordinary item -- Loss on extinguishment of debt. . . .         (14)               --                 --                (14)
                                                            -----------         ---------        -----------        -----------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . $        (5)        $       6        $        --        $         1
                                                            ===========         =========        ===========        ===========


                          Year Ended December 30, 1994

REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . $       185         $      32        $        --        $       217
OPERATING COSTS AND EXPENSES. . . . . . . . . . . . . . . .          98                16                 --                114
                                                            -----------         ---------        -----------        -----------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
    AND INTEREST. . . . . . . . . . . . . . . . . . . . . .          87                16                 --                103
Corporate expenses. . . . . . . . . . . . . . . . . . . . .          (6)               (2)                --                 (8)
Interest expense. . . . . . . . . . . . . . . . . . . . . .         (62)               (2)                --                (64)
Interest income . . . . . . . . . . . . . . . . . . . . . .          --                14                 --                 14
                                                            -----------         ---------        -----------        -----------
INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .          19                26                 --                 45
Provision for income taxes. . . . . . . . . . . . . . . . .          (7)              (10)                --                (17)
                                                            -----------         ---------        -----------        -----------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . $        12         $      16        $        --        $        28
                                                            ===========         =========        ===========        ===========

                     HMH Properties, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

          Supplemental Condensed Consolidating Statements of Cash Flows
                                  (in millions)
                           Year Ended January 3, 1997


                                                                                  Guarantor         Non-Guarantor
                                                                Parent            Subsidiaries        Subsidiaries     Consolidated
                                                            ------------        ---------------    ----------------   --------------
CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . $        53         $        34        $         3        $         90
                                                            -----------         -----------        -----------        ------------
INVESTING ACTIVITIES
    Cash received from sales of assets. . . . . . . . . . .         315                  --                 --                 315
    Capital expenditures. . . . . . . . . . . . . . . . . .         (13)                (31)                (1)                (45)
    Acquisitions. . . . . . . . . . . . . . . . . . . . . .        (246)                 --                 --                (246)
    Other       . . . . . . . . . . . . . . . . . . . . . .         (14)                  4                 --                 (10)
                                                            -----------         -----------        -----------        ------------
    Cash provided by (used in) investing activities . . . .          42                 (27)                (1)                 14
                                                            -----------         -----------        -----------        ------------
FINANCING ACTIVITIES
    Repayment of debt . . . . . . . . . . . . . . . . . . .          (3)                 --                 --                  (3)
    Dividends to Hospitality. . . . . . . . . . . . . . . .          --                  (7)                (2)                 (9)
                                                            -----------         -----------        -----------         -----------
    Cash provided by (used in) financing activities . . . .          (3)                 (7)                (2)                (12)
                                                            -----------         -----------        -----------         -----------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . .          92                  --                 --                  92
CASH AND CASH EQUIVALENTS, beginning of year. . . . . . . .          16                  --                 --                  16
                                                            -----------         -----------        -----------         -----------
CASH AND CASH EQUIVALENTS, end of year. . . . . . . . . . . $       108         $        --        $        --         $       108
                                                            ===========         ===========        ===========         ===========

                          Year Ended December 29, 1995

                                                                                                   Non-Guarantor
                                                                                  Parent            Subsidiaries      Consolidated
                                                                                -----------        -------------      ------------
CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . $       75         $        --        $         75
                                                                                ----------         -----------        ------------
INVESTING ACTIVITIES
    Cash received from sales of assets. . . . . . . . . . . . . . . . . . . . .        304                  --                 304
    Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (41)                 --                 (41)
    Acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (29)               (147)               (242)
    Other       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10                  10                  20
                                                                                ----------          ----------        ------------
    Cash provided by (used in) investing activities . . . . . . . . . . . . . .        178                (137)                 41
                                                                                ----------          ----------        ------------
FINANCING ACTIVITIES
    Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (589)                 --                (589)
    Issuance of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        601                  75                 676
    Transfers to Hospitality, net . . . . . . . . . . . . . . . . . . . . . . .       (151)                 --                (151)
    Transfer from Parent. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (62)                 62                  --
    Dividends to Hospitality. . . . . . . . . . . . . . . . . . . . . . . . . .        (36)                 --                 (36)
                                                                                ----------        ------------        ------------
    Cash provided by (used in) financing activities . . . . . . . . . . . . . .       (237)                137                (100)
                                                                                ----------        ------------        ------------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .         16                  --                  16
CASH AND CASH EQUIVALENTS, beginning of year. . . . . . . . . . . . . . . . . .         --                  --                  --
                                                                                ----------        ------------        ------------
CASH AND CASH EQUIVALENTS, end of year. . . . . . . . . . . . . . . . . . . . . $       16        $         --        $         16
                                                                                ==========        ============        ============

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

The Company's directors, executive officers and management are employees of Host Marriott. Certain information required by Items 10-13 is incorporated by reference from the Host Marriott 1997 Annual Meeting of Shareholders - Notice and Proxy Statement.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to the persons who are executive officers of the Company.

                                               Other Positions and
                                         Business Experience Prior to Becoming
    Name and Title               Age     an Executive Officer of the Company
-------------------             ----     ---------------------------------------
Robert E. Parsons, Jr.           41      Robert E. Parsons, Jr. joined Host Marriott's Corporate Financial Planning staff in
President and Director                   981 and was made Assistant Treasurer in 1988.  In 1993, Mr. Parsons was elected
                                         Senior Vice President and Treasurer of Host Marriott, and in 1995, he was elected
                                         Executive Vice President and Chief Financial Officer of Host Marriott.  Mr.
                                         Parsons was elected Vice President of the Company in 1993 and was elected Senior
                                         Vice President in 1995.  In 1996, Mr. Parsons was elected President and Director of the Company.

Christopher G. Townsend          49      Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a
Executive Vice President                 Senior Attorney.  In 1984, Mr. Townsend was made Assistant Secretary of Host
and Director                             Marriott, and in 1986, he was made Assistant General Counsel.  In 1993, Mr.
                                         Townsend was elected Senior Vice President, Corporate Secretary and Deputy
                                         General Counsel of Host Marriott.  In January 1997, he was elected General
                                         Counsel of Host Marriott.  Mr. Townsend was elected Vice President of the
                                         Company in 1993, Senior Vice President in 1995, and Executive Vice President and
                                         Director in 1996.

Christopher J. Nassetta          34      Christopher J. Nassetta joined Host Marriott in October 1995 as Executive Vice
Executive Vice President                 President.  Mr. Nassetta was elected Vice President of the Company in 1995.  Prior to joining Host Marriott, Mr. Nassetta served as President of Bailey Realty
                                         Corporation from 1991 until 1995.  He had previously served as Chief Development
                                         Officer and in various other positions with The Oliver Carr Company from 1984 through 1991.

Bruce D. Wardinski               36      Bruce Wardinski joined Host Marriott in 1987 as Senior Financial Analyst of
Vice President and                       Financial Planning & Analysis and was named Manager in June 1988.  He was
Treasurer                                appointed Director of Financial Planning & Analysis in 1989, Director of Project
                                         Finance in June 1993, Vice President of Project Finance in June 1994, and Senior
                                         Vice President of International Development in October 1995.  In 1996, Mr.
                                         Wardinski was named Senior Vice President and Treasurer of Host Marriott.  Also
                                         in 1996, Mr. Wardinski was named Vice President and Treasurer of the Company.
                                         Prior to joining Host Marriott, Mr. Wardinski was with the public accounting firm of Price Waterhouse.

Donald D. Olinger                38      Donald D. Olinger joined Host Marriott in 1993 as Director - Corporate Accounting.
Vice President and                       Later in 1993, Mr. Olinger was promoted to Senior Director and Assistant Controller
Corporate Controller                     of Host Marriott.  He was promoted to Vice President - Corporate Accounting in 1995.
                                         In 1996, he was elected Senior Vice President and Corporate Controller.  Mr. Olinger was
                                         elected Vice President and Corporate Controller of the Company in 1996.  Prior to
                                         joining Host Marriott, Mr. Olinger was with the public accounting firm of Deloitte
                                         & Touche.



Item 11.  EXECUTIVE COMPENSATION

The officers and directors of the Company are employees of Host Marriott and are compensated by Host Marriott. The officers and directors are required to devote to the Company such time as may be necessary for the proper performance of their duties, but are not required to devote their full time to the performance of such duties. No officer or director of the Company receives any compensation from the Company.

Certain general and  administrative  costs of Host Marriott are allocated to the
Company;   such  allocations   totaled  $10  million  in  both  1996  and  1995,
respectively, and $8 million in 1994.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has 100 shares of common stock with no par value issued and outstanding, all of which are held beneficially and of record by Host Marriott Hospitality, Inc. No executive officer or director of the Company owns any shares of the Company's common stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company operates as a unit of Host Marriott and Host Marriott Hospitality, Inc., utilizing Host Marriott's employees, insurance and administrative services. Host Marriott contracts with Marriott International for certain of these services. In addition, Host Marriott provides certain corporate, general and administrative services to the Company.

The Company sold and leased back to a real estate investment trust 16 of its Courtyard properties in 1996 for $176 million (10% of which was deferred). Host Marriott purchased the Company's rights and obligations to the deferred proceeds and obligations under the lease for the properties at their fair market value. Also in 1996, the Company acquired Host Marriott's 20% general partner interest in the Salt Lake City Hotel Partners, which owned the Salt Lake City Marriott, for $10 million.

Additional information regarding certain relationships and related transactions of the Company are incorporated by reference from the Host Marriott 1997 Annual Meeting of Shareholders - Notice and Proxy Statement.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

               (1)  FINANCIAL STATEMENTS

                    All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

               (2)  FINANCIAL STATEMENT SCHEDULES

                    The following financial information is filed herewith on the pages indicated.

                    Financial Schedule:

                    III. Real Estate and Accumulated Depreciation

                    All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

               (3)  EXHIBITS

Exhibit # DESCRIPTION
--------- --------------------------------------------

     3.1 Certificate of Incorporation of the Company (incorporated by reference to Registration Statement No. 33-95088).

     3.2  Restated  Bylaws  of  the  Company   (incorporated   by  reference  to
          Registration Statement No. 33-95058).

     4.1 Indenture dated as of May 25, 1995, by and among the Company, HMH Courtyard Properties, Inc., HMC Retirement Properties, Inc., Marriott Financial Services, Inc., HMH Pentagon Corporation, Marriott SBM Two Corporation and Host Airport Hotels, Inc. as Subsidiary Guarantors, and Marine Midland Bank, as Trustee, with respect to the 91/2% Senior Secured Notes due 2005 of the Company (incorporated by reference to Registration Statement No. 33-95058).

     10.1 Purchase Agreement, dated as of May 18, 1995, by and among the Company, HMH Courtyard Properties, Inc., HMC Retirement Properties, Inc., Marriott Financial Services, Inc., HMH Pentagon Corporation, Marriott SBM Two Corporation and Host Airport Hotels, Inc. as Subsidiary Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation, Goldman Sachs & Co., BT Securities Corporation, Citicorp Securities, Inc., Montgomery Securities, Salomon Brothers Inc, and Smith Barney Inc. as the Initial Purchasers (incorporated by reference to Registration Statement No. 33-95058).

     10.2 Registration Rights Agreement, dated as of May 25, 1995, by and between the Company, HMH Courtyard Properties, Inc., HMC Retirement Properties, Inc., Marriott Financial Services, Inc., HMH Pentagon Corporation, Marriott SBM Two Corporation and Host Airport Hotels, Inc. as Subsidiary Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation, Goldman Sachs & Co., BT Securities Corporation, Citicorp Securities, Inc., Montgomery Securities, Salomon Brothers Inc, and Smith Barney Inc. as the Initial Purchasers (incorporated by reference to Registration Statement No. 33-95058).

     10.3 Consolidation Letter Agreement pertaining to Courtyard Hotels dated September 25, 1993 between a subsidiary of Marriott International, Inc. and a subsidiary of Host Marriott Hospitality, Inc., (incorporated by reference from Registration Statement No. 33-62444).

     10.4 Consolidation Letter Agreement pertaining to Residence Inns dated September 25, 1993 between a subsidiary of Marriott International, Inc. and a subsidiary of Host Marriott Hospitality, Inc. (incorporated by reference from Registration Statement No. 33-62444)

     10.5 Corporate  Services  Agreement  dated  as of  October  8,  1993 by and
          between  Marriott   Corporation  and  Marriott   International,   Inc.
          (incorporated by reference from Registration Statement No. 33-62444)

     10.6 Host Marriott Lodging Management Agreement -- Courtyard Hotels dated September 25, 1993 by and between Marriott Corporation and Marriott International, Inc. (incorporated by reference from Registration Statement No. 33-62444)

     10.7 Host Marriott Lodging Management Agreement-Marriott  Hotels,  Resorts
          and  Hotels  dated   September  25,  1993  by  and  between   Marriott
          Corporation  and  Marriott   International,   Inc.   (incorporated  by
          reference from Registration Statement No. 33-62444)

     10.8 Host Marriott Lodging Management Agreement-Residence Inns dated September 25, 1993 by and between Marriott Corporation and Marriott International, Inc. (incorporated by reference from Registration Statement No. 33-62444)

    10.11 Tax  Administration  Agreement  dated  as of  October  8,  1993 by and
          between  Marriott   Corporation  and  Marriott   International,   Inc.
          (incorporated by reference from Registration Statement No. 33-62444)

    10.12 Tax Sharing Agreement dated as of October 5, 1993 by and between Marriott Corporation and Marriott International, Inc. (incorporated by reference from Registration Statement No. 33-62444)

     12   Computation of ratio of earnings to fixed charges

     21   Subsidiaries of HMH Properties, Inc.

     27   Financial Data Schedule

         (b)   REPORTS ON FORM 8-K

               . December 6, 1996 - Report of the announcement that the Company acquired the Salt Lake City Marriott, including financial statements of the acquired business and pro forma financial statements for HMH Properties, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1997.

                                             HMH PROPERTIES, INC.

                                              By /s/ Robert E. Parsons, Jr.
                                                ---------------------------
                                                Robert E. Parsons, Jr.
                                                President and Director


Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

          Signatures                       Title                                  Date
----------------------------      -----------------------------                 -----------

/s/ ROBERT E. PARSONS, JR.        President and Director                        March 27, 1997
----------------------------      (Principal Executive Officer)
    Robert E. Parsons, Jr.


/s/ CHRISTOPHER G. TOWNSEND
----------------------------      Executive Vice President and Director         March 27, 1997
    Christopher G. Townsend


/s/ CHRISTOPHER J. NASSETTA
----------------------------      Executive Vice President                      March 27, 1997
    Christopher J. Nassetta

/s/ BRUCE D. WARDINSKI
----------------------------      Vice President and Treasurer                  March 27, 1997
    Bruce D. Wardinski            (Principal Financial Officer)


/s/ DONALD D. OLINGER             Vice President and Corporate Controller       March 27, 1997
----------------------------      (Principle Accounting Officer
    Donald D. Olinger

                                                                   SCHEDULE III
                                                                   Page 1 of 2

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 January 3, 1997
                                  (in millions)



                                                                                          Gross Amount at
                                           Initial Costs                                  January 3, 1997
                                           -------------           Subsequent     ---------------------------
                                                    Building &       Costs              Building &          Accumulated
       Description                  Debt   Land    Improvements   Capitalized   Land   Improvements   Total  Depreciation
       -----------                  ----   ----    ------------   -----------   ----   ------------   -----  ------------

Full-service Hotels:
  Marriott World Trade Center
     New York, NY . . . . . . . .   $ 75   $ --     $ 135           $   1       $ --      $  136      $  136   $  (3)
  Newport Beach Marriott Hotel
     Newport Beach, CA. . . . . .      4     11        13              39         11          52          63     (21)
  Ritz-Carlton Atlanta Downtown
     Atlanta, GA. . . . . . . . .     --     13        41              --         13          41          54      (1)
  Salt Lake City Marriott
     Salt Lake City, UT . . . . .     --     --        54              --         --          54          54      --
  Other full-service properties,
     each less than 5% of total .     19     70       498             126         75         618         693    (120)
                    -              -----   ----     -----           -----       ----      ------      ------   -----
  TOTAL . . . . . . . . . . . . .  $  98   $ 94     $ 741           $ 166       $ 99      $  901      $1,000   $(145)
                                   =====   ====     =====           =====       ====      ======      ======   =====


                                       Date of
                                    Completion of       Date      Depreciation
        Description                 Construction      Acquired        Life
       -------------               --------------    ----------   ------------
Full-service Hotels:
  Marriott World Trade Center
     New York, NY. . . . . . . .        1981              1995           40
  Newport Beach Marriott Hotel
     Newport Beach, CA . . . . .        1975              N/A            40
Ritz-Carlton Atlanta Downtown
     Atlanta, GA . . . . . . . .        1984              1996           40
Salt Lake City Marriott
     Salt Lake City, UT. . . . .        1981              1996           40
Other full-service properties,
     each less than 5% of total.     Various           Various           40

                                                                    Schedule III
                                                                     Page 2 of 2
                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                January 3, 1997
                                 (in millions)

Notes:

(A) The change in total cost of properties for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994 is as follows:


         Balance at December 31, 1993 . . . . . . . . . . . $      1,466
             Additions:
                 Acquisitions . . . . . . . . . . . . . . .          104
                 Capital expenditures . . . . . . . . . . .           34
             Deductions:
                 Dispositions and other . . . . . . . . . .         (435)
                                                            ------------
         Balance at December 30, 1994 . . . . . . . . . . .        1,169
             Additions:
                 Acquisitions . . . . . . . . . . . . . . .          222
                 Capital expenditures . . . . . . . . . . .           13
             Deductions:
                 Dispositions and other . . . . . . . . . .         (361)
                                                            ------------
         Balance at December 29, 1995 . . . . . . . . . . .        1,043
             Additions:
                 Acquisitions . . . . . . . . . . . . . . .          220
                 Capital expenditures . . . . . . . . . . .           21
                 Transfers from construction in progress. .           28
             Deductions:
                 Dispositions and other . . . . . . . . . .         (312)
                                                            ------------
         Balance at January 3, 1997 . . . . . . . . . . . . $      1,000
                                                            ============

(B) The change in accumulated depreciation and amortization for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994 is as follows:

         Balance at December 31, 1993 . . . . . . . . . .  $        146
             Depreciation and amortization. . . . . . . .            32
             Dispositions and other . . . . . . . . . . .           (27)
                                                           ------------
         Balance at December 30, 1994 . . . . . . . . . .           151
             Depreciation and amortization. . . . . . . .            27
             Dispositions and other . . . . . . . . . . .           (27)
                                                           ------------
         Balance at December 29, 1995 . . . . . . . . . .           151
             Depreciation and amortization. . . . . . . .            25
             Dispositions and other . . . . . . . . . . .           (31)
                                                           ------------
         Balance at January 3, 1997 . . . . . . . . . . .  $        145
                                                           ============

(C) The aggregate cost of properties for Federal income tax purposes is approximately $944 million at January 3, 1997.

(D)  The total cost of properties excludes construction-in-progress properties.