Form 10-Q
period 1997-03-28
HMH PROPERTIES INC
filed 1997-05-12
CIK 905038

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




For the Quarter Ended March 28, 1997               Commission File No. 33-95058


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

                      HMH PROPERTIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                           No.


PART I.  FINANCIAL INFORMATION (Unaudited):

      Condensed Consolidated Balance Sheets -                               3
        March 28, 1997 and January 3, 1997

      Condensed Consolidated Statements of Operations -                     4
        Twelve Weeks Ended March 28, 1997 and
        and March 22, 1996

      Condensed Consolidated Statements of Cash Flows -                     5
        Twelve Weeks Ended March 28, 1997 and
        March 22, 1996

      Notes to Condensed Consolidated Financial Statements                  6

      Management's Discussion and Analysis of Results of                   11
                    Operations and Financial Condition

PART II. OTHER INFORMATION AND SIGNATURE                                   14

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)




                                                                                 March 28,      January 3,
                                                                                   1997            1997
                                                                                -----------     ----------
                                                                                (unaudited)
                                     ASSETS
Property and equipment, net.................................................... $    991        $    944
Note receivable from affiliate.................................................      140             140
Due from hotel managers........................................................       29              19
Investments in affiliate ......................................................       19              17
Other assets...................................................................       46              57
Cash and cash equivalents......................................................       83             108
                                                                                --------        --------
                                                                                $  1,308        $  1,285
                                                                                ========        ========



                      LIABILITIES AND SHAREHOLDER'S EQUITY

Senior Notes................................................................... $    600        $    600
Notes secured by real estate assets............................................       97              98
Other notes....................................................................       34              34
                                                                                --------        --------
     Total debt................................................................      731             732
Deferred income taxes..........................................................       73              71
Other liabilities..............................................................       91              72
                                                                                --------        --------
     Total liabilities.........................................................      895             875
                                                                                --------        --------


Shareholder's equity
     Common stock, 100 shares issued and outstanding, no par value.............       --              --
     Additional paid-in capital................................................      412             412
     Retained earnings (deficit)...............................................        1              (2)
                                                                                --------        --------
         Total shareholder's equity ...........................................      413             410
                                                                                --------        --------
                                                                                $  1,308        $  1,285
                                                                                ========        ========


















            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended March 28, 1997 and March 22, 1996
                            (unaudited, in millions)




                                                                                  1997            1996
                                                                                ---------       --------
REVENUES
    Hotels......................................................................$      65       $     46
    Equity in earnings of affiliate.............................................        2              1
                                                                                ---------       --------
                                                                                       67             47
                                                                                ---------       --------
OPERATING COSTS AND EXPENSES
    Hotels (including Marriott International management fees
      of $10 million and $6 million in 1997 and 1996, respectively).............       37             26

OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST...............................................       30             21
Corporate expenses..............................................................       (2)            (2)
Interest expense................................................................      (16)           (15)
Interest income.................................................................        4              4
                                                                                ---------       --------

INCOME BEFORE INCOME TAXES......................................................       16              8
Provision for income taxes......................................................       (6)            (3)
                                                                                ---------       --------

NET INCOME......................................................................$      10       $      5
                                                                                =========       ========






























            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twelve Weeks Ended March 28, 1997 and March 22, 1996
                            (unaudited, in millions)


                                                                                  1997            1996
                                                                                --------       ---------
OPERATING ACTIVITIES
Net income......................................................................$     10       $      5
Adjustments to reconcile to cash from operations:
   Depreciation and amortization................................................      12             11
   Income taxes.................................................................       6              3
   Changes in operating accounts................................................       8             10
   Other........................................................................      (1)            (1)
                                                                                --------       --------
      Cash provided by operations...............................................      35             28
                                                                                --------       --------

INVESTING ACTIVITIES
Proceeds from sales of assets...................................................      --             88
   Less noncash proceeds........................................................      --             (9)
                                                                                --------       --------
Cash received from sales of assets .............................................      --             79
Acquisitions....................................................................     (57)           (18)
Capital expenditures............................................................      (9)           (11)
Other ..........................................................................      14            (26)
                                                                                --------       --------
      Cash provided by (used in) investing activities...........................     (52)            24
                                                                                --------       --------

FINANCING ACTIVITIES
Dividend to Parent..............................................................      (7)            --
Repayment of debt...............................................................      (1)            (1)
                                                                                --------       --------
      Cash used in financing activities.........................................      (8)            (1)
                                                                                --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................$    (25)      $     51
                                                                                ========       ========

























            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements of HMH Properties, Inc. and subsidiaries (the "Company"), a wholly-owned direct subsidiary of Host Marriott Hospitality, Inc. ("Hospitality"), have been prepared by the Company without audit. Hospitality is a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended January 3, 1997.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 28, 1997 and January 3, 1997 and the results of operations and cash flows for the twelve weeks ended March 28, 1997 and March 22, 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. Revenues represent house profit from the Company's hotel properties and equity in earnings of an affiliate. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation and amortization, real and personal property taxes, ground rent, insurance, lease payments and management fees which are classified as operating costs and expenses.

     House profit generated by the Company's hotels for 1997 and 1996 consists of:

                                                                                  Twelve Weeks Ended
                                                                                -----------------------
                                                                                March 28,     March 22,
                                                                                  1997           1996
                                                                                ---------     ---------
                                                                                    (in millions)
              Sales
                Rooms...........................................................$  111        $   86
                Food & Beverage.................................................    40            28
                Other...........................................................    11             9
                                                                                ------        ------
                   Total Hotel Sales............................................   162           123
                                                                                ------        ------

              Department Costs
                Rooms...........................................................    25            20
                Food & Beverage.................................................    30            23
                Other...........................................................     6             4
                                                                                ------        ------
                   Total Department Costs.......................................    61            47
                                                                                ------        ------

              Department Profit.................................................   101            76
              Other Deductions..................................................    36            30
                                                                                ------        ------
                   House Profit.................................................$   65        $   46
                                                                                ======        ======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. The Company's 49% limited partner interest in an affiliate that owns a Marriott hotel in Santa Clara, California is accounted for using the equity method. The Company's 49% interest in the operating profits (income before interest costs) of the partnership is included in equity in earnings of affiliate and was $1.5 million and $1.3 million for the twelve weeks ended March 28, 1997 and March 22, 1996, respectively.

     The partnership's summarized operating results are as follows:

                                                                                 Twelve Weeks Ended
                                                                                ---------------------
                                                                                March 28,   March 22,
                                                                                  1997        1996
                                                                                ---------   ---------
                                                                                    (in millions)
              Revenues.......................................................   $    5.0     $    4.1
              Operating profit...............................................        2.8          2.4
              Net income.....................................................        2.1          1.8

4. The Company acquired the 306-room Ritz-Carlton Hotel Marina del Rey for $57 million in the first quarter of 1997.

5. The Company paid a $7 million dividend to Host Marriott during the first quarter of 1997 as permitted under the senior notes indenture.

6. On May 12, 1997, the Company commenced a consent solicitation (the "Consent Solicitation") for the amendment of certain provisions of its senior notes indenture. The Consent Solicitation, if successful, would facilitate, among other things, the merger of HMC Acquisition Properties, Inc. ("Acquisitions"), a wholly-owned indirect subsidiary of Host Marriott, which owns 17 full-service hotel properties, with and into the Company (the "Merger") and the ability of the Company after the Merger to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and less than majority controlling interests in corporations, partnerships and other entities holding attractive properties. In connection with the Merger, Host Marriott will make a capital contribution of $50 million to the Company.

     The Consent Solicitation is conditioned upon the approval by at least 66 2/3% of the Company's senior notes holders and the completion of a similar consent solicitation being currently conducted by Acquisitions. As part of the Consent Solicitation, the Company will make a payment of $1,500,000 which will be allocated pro rata by the Company to each registered senior notes holder who consents to the proposed amendments prior to the execution of a supplemental indenture adopting the proposed amendments.

     The Consent Solicitation will expire at 5:00 p.m., New York City time on May 23, 1997, unless extended by the Company.

7. All but two of the subsidiaries of the Company guarantee the senior notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly- owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") are the owners of the Marriott World Trade Center, which was acquired by the Company in late December 1995, and HMH HPT Residence Inn, Inc., the lessee of the Residence Inn properties. At March 28, 1997, there is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the senior notes within the meaning of Rule 3-10 of Regulation S-X.

     The following condensed, consolidating financial information sets forth the combined financial position as of March 28, 1997 and January 3, 1997 and the results of operations and cash flows for the twelve weeks ended March 28, 1997 and March 22, 1996 of the parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

               Supplemental Condensed Consolidating Balance Sheets
                                  (in millions)


                                 March 28, 1997
                                 --------------

                                                                            Guarantor    Non-Guarantor
                                                                Parent     Subsidiaries  Subsidiaries   Consolidated
                                                               -------     ------------  -------------  ------------
Property and equipment, net................................... $   535     $   317       $   139        $   991
Note receivable from affiliate................................      --         140            --            140
Investment in affiliate.......................................      19          --            --             19
Other assets..................................................      25          26            24             75
Cash and cash equivalents.....................................      83          --            --             83
                                                               -------     -------       -------        -------
   Total assets............................................... $   662     $   483       $   163        $ 1,308
                                                               =======     =======       =======        =======

Debt.......................................................... $   637     $    19       $    75        $   731
Deferred income taxes.........................................      24          48             1             73
Other liabilities.............................................      49          19            23             91
                                                               -------     -------       -------        -------
   Total liabilities..........................................     710          86            99            895
Owner's equity (deficit)......................................     (48)        397            64            413
                                                               -------     -------       -------        -------
   Total liabilities and owner's equity....................... $   662     $   483       $   163        $ 1,308
                                                               =======     =======       =======        =======


                                 January 3, 1997
                                 ---------------

Property and equipment, net................................... $   488     $   316       $   140        $   944
Note receivable from affiliate................................      --         140            --            140
Investment in affiliate.......................................      17          --            --             17
Other assets..................................................      31          21            24             76
Cash and cash equivalents.....................................     108          --            --            108
                                                               -------     -------       -------        -------
   Total assets............................................... $   644     $   477       $   164        $ 1,285
                                                               =======     =======       =======        =======

Debt.......................................................... $   638     $    19       $    75        $   732
Deferred income taxes.........................................      23          47             1             71
Other liabilities.............................................      33          15            24             72
                                                               -------     -------       -------        -------
   Total liabilities..........................................     694          81           100            875
Owner's equity (deficit)......................................     (50)        396            64            410
                                                               -------     -------       -------        -------
   Total liabilities and owner's equity....................... $   644     $   477       $   164        $ 1,285
                                                               =======     =======       =======        =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          Supplemental Condensed Consolidating Statements of Operations
                                  (in millions)


                        Twelve Weeks Ended March 28, 1997
                        ---------------------------------


                                                                                 Guarantor    Non-Guarantor
                                                                    Parent      Subsidiaries  Subsidiaries   Consolidated
                                                                    -------     ------------  -------------  ------------
REVENUES......................................................      $    34     $    21       $    12        $    67
OPERATING COSTS AND EXPENSES..................................           17          10            10             37
                                                                    -------     -------       -------        -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................           17          11             2             30
Corporate expenses............................................           --          (1)           (1)            (2)
Interest expense..............................................          (14)         (1)           (1)           (16)
Interest income...............................................            1           3            --              4
                                                                    -------     -------       -------        -------
INCOME (LOSS) BEFORE INCOME TAXES.............................            4          12            --             16
Provision for income taxes....................................           (2)         (4)           --             (6)
                                                                    -------     -------       -------        -------
NET INCOME (LOSS).............................................      $     2     $     8       $    --        $    10
                                                                    =======     =======       =======        =======


                        Twelve Weeks Ended March 22, 1996
                        ---------------------------------

REVENUES ....................................................       $     29    $     16      $     2        $    47
OPERATING COSTS AND EXPENSES..................................            17           7            2             26
                                                                    --------    --------      -------        -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................            12           9           --             21
Corporate expenses............................................            (1)         (1)          --             (2)
Interest expense..............................................           (13)         (1)          (1)           (15)
Interest income...............................................             1           3           --              4
                                                                    --------    --------      -------        -------
INCOME (LOSS) BEFORE INCOME TAXES.............................            (1)         10           (1)             8
Provision for income taxes....................................             1          (4)          --             (3)
                                                                    --------    --------      -------        -------
NET INCOME (LOSS).............................................      $     --    $      6      $    (1)       $     5
                                                                    ========    ========      =======        =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          Supplemental Condensed Consolidating Statement of Cash Flows
                                  (in millions)

                        Twelve Weeks Ended March 28, 1997
                        ---------------------------------

                                                                                 Guarantor    Non-Guarantor
                                                                     Parent     Subsidiaries  Subsidiaries    Consolidated
                                                                    -------     ------------  -------------   ------------
CASH PROVIDED BY OPERATIONS...................................      $    23     $    11       $     1         $    35
                                                                    -------     -------       -------         -------
INVESTING ACTIVITIES
   Acquisitions...............................................          (57)         --            --             (57)
   Capital expenditures.......................................           (4)         (4)           (1)             (9)
   Other......................................................           14          --            --              14
                                                                    -------     -------       -------         -------
      Cash used in investing activities.......................          (47)         (4)           (1)            (52)
                                                                    -------     -------       -------         -------
FINANCING ACTIVITIES
   Repayment of debt..........................................           (1)         --            --              (1)
   Dividends..................................................            7          (7)           --              --
   Dividend to Parent.........................................           (7)         --            --              (7)
                                                                    -------     -------       -------         -------
      Cash used in financing activities.......................           (1)         (7)           --              (8)
                                                                    -------     -------       -------         -------

DECREASE IN CASH AND CASH EQUIVALENTS.........................      $   (25)    $    --       $    --         $   (25)
                                                                    =======     =======       =======         =======


                        Twelve Weeks Ended March 22, 1996
                        ---------------------------------

CASH PROVIDED BY OPERATIONS...................................      $     20    $      8      $    --         $    28
                                                                    --------    --------      -------         -------
INVESTING ACTIVITIES
   Cash received from sales of assets, net....................            79          --           --              79
   Acquisitions...............................................           (18)         --           --             (18)
   Capital expenditures.......................................            (4)         (7)          --             (11)
   Other .....................................................           (25)         (1)          --             (26)
                                                                    --------    --------      -------         -------
      Cash provided by (used in) investing activities.........            32          (8)          --              24
                                                                    --------    --------      -------         -------
FINANCING ACTIVITIES
   Repayment of debt..........................................            (1)         --           --              (1)
                                                                    --------    --------      -------         -------
      Cash used in financing activities.......................            (1)         --           --              (1)
                                                                    --------    --------      -------         -------

INCREASE IN CASH AND CASH EQUIVALENTS.........................      $     51    $     --      $    --         $     51
                                                                    ========    ========      =======         ========


                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues consist of house profit from the Company's hotel properties and equity in earnings of an affiliate. The Company's first quarter 1997 revenues of $67 million represented a $20 million, or 43%, increase from the first quarter of 1996. The Company's revenue and operating profit were impacted by:

 .    improved lodging results from comparable properties;

 .    the addition of eight full-service hotel properties during 1996 and 1997;

 .    the  1996  sale  and  leaseback  of  18  of  the  Company's  Residence  Inn properties; and

 .    the sale of 16 of the Company's Courtyard properties during 1996.


Hotel revenues increased $19 million, or 41%, to $65 million in the first quarter of 1997. The 1997 hotel revenue increases reflect the addition of eight full-service hotel properties in 1996 and 1997 and overall improved lodging results, partially offset by the sale of 16 Courtyard properties in the first and second quarters of 1996. The Company's full-service hotels and Residence Inn properties reported growth in revenue per available room ("REVPAR") for comparable hotels. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property.

Overall first quarter revenues for nearly all of the Company's full-service hotels were improved or comparable to first quarter of 1996 results. Improved results were driven by strong increases in REVPAR of nearly 19% for comparable units for the first quarter. The Company's 1997 first quarter results were substantially impacted by the exclusion of the New Year's holiday from the 1997 results due to the timing of the Company's fiscal year-end and the milder winter weather in 1997. Hotel sales increased $39 million, or 32%, to $162 million for the quarter, reflecting REVPAR increases for comparable units and the increase in full-service properties during 1996 and 1997. On a comparable basis, average room rates increased 13%, while average occupancy increased nearly four percentage points. Results for the quarter were further enhanced by an increase in the house profit margin of four percentage points for comparable properties. Management believes REVPAR will continue to grow through steady increases in average room rates, combined with minor changes in occupancy rates. However, there can be no assurance that REVPAR will continue to increase in the future.

The Company's extended-stay Residence Inn properties, reported a 6% increase in REVPAR for the 1997 first quarter, due primarily to an increase in average room rates of 10%, while average occupancy decreased three percentage points. Due to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Operating Costs and Expenses. Operating costs and expenses consist of depreciation, amortization, management fees, real and personal property taxes, ground and equipment rent, insurance, lease payments and certain other costs. The Company's operating costs and expenses increased $11 million to $37 million for the first quarter of 1997 primarily reflecting the addition of eight full-service properties during 1996 and 1997, increased management fees and rentals tied to improved operating results and the impact of the lease payments on the Residence Inn properties which have been sold and leased back. As a percentage of hotel revenues, hotel operating costs and expenses remained at 57% of revenues for the first quarter of 1997.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased by $9 million to $30 million, or 45% of revenues, in the first quarter of 1997 from $21 million, or 45% of revenues, in the first quarter of 1996. Hotel operating profit increased by $8 million to $28 million, or 43% of hotel revenues, in the first quarter of 1997 from $20 million, or 43% of hotel revenues, in the first quarter of 1996. Most of the Company's hotels recorded substantial improvements in operating results. Several hotels, including the Bethesda Marriott, the Denver Marriott West, the Houston Airport Marriott, the Marriott World Trade Center, the Marina Beach Marriott and the Newport Beach Marriott posted particularly significant improvements in operating profit for the quarter, which were partially offset by a decrease in the results for the Company's suburban Atlanta properties due to higher activity in 1996 related to the Summer Olympics.

Corporate Expenses. Corporate expenses remained unchanged at $2 million for the first quarter of 1997. As a percentage of revenues, corporate expenses were 3% of revenues for the first quarter of 1997 and 4% of revenues for the first quarter of 1996.

Interest Expense. Interest expense increased $1 million to $16 million for the first quarter of 1997.

Net Income. The Company's net income increased $5 million to $10 million, or 15% of revenues, for the first quarter of 1997, compared to net income of $5 million, or 11% of revenues, for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a decrease in cash and cash equivalents of $25 million for the twelve weeks ended March 28, 1997 compared to an increase of $51 million for the twelve weeks ended March 22, 1996. This decrease is primarily due to the use of funds for the acquisition of one full-service property, partially offset by cash generated from operations. Cash flow provided by operations increased $7 million to $35 million for the twelve weeks ended March 28, 1997.

Cash used in investing activities was $52 million for the twelve weeks ended March 28, 1997 compared to cash provided by investing activities of $24 million for the twelve weeks ended March 22, 1996. The first quarter 1997 results primarily reflect the acquisition of the 306-room Ritz-Carlton Marina del Rey for $57 million and capital expenditures on existing properties, partially offset by the use of available escrowed cash provided from the 1996 sale of the limited-service properties.

Cash used in financing activities increased $7 million to $8 million for the twelve weeks ended March 28, 1997, compared to cash used in financing activities of $1 million for the twelve weeks ended March 22, 1996. The first quarter 1997 results reflect the dividend to Host Marriott as permitted under the senior notes indenture.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBITDA

The Company's consolidated Earnings Before Interest Expense, Taxes, Depreciation, Amortization and other non- cash items (principally non-cash writedowns of lodging properties and equity in earnings of an affiliate, net of distributions received) ("EBITDA") increased $10 million, or 30%, to $43 million for the first quarter of 1997. The Company believes that EBITDA is a meaningful measure of the Company's operating performance due to the significance of the Company's long-lived assets (and the related depreciation thereon) and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business and is used in the senior notes indenture as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

Hotel EBITDA increased $9 million, or 28%, to $40 million for the first quarter of 1997. Full-service EBITDA increased $17 million, or 77%, to $39 million for the 1997 first quarter. On a comparable basis, full-service EBITDA increased 29% on a REVPAR increase of 19%.

The following is a reconciliation of EBITDA to net income:

                                                                                  Twelve Weeks Ended
                                                                                 ---------------------
                                                                                 March 28,   March 22,
                                                                                   1997        1996
                                                                                 ---------   ---------
                                                                                     (in millions)

EBITDA.......................................................................... $      43   $      33
Interest expense................................................................       (16)        (15)
Depreciation and amortization...................................................       (12)        (11)
Income taxes applicable to operations...........................................        (6)         (3)
Gain (loss) on dispositions of assets and other non-cash charges, net...........         1           1
                                                                                 ---------   ---------
   Net Income . . . ............................................................ $      10   $       5
                                                                                 =========   =========


The Company interest coverage, defined as EBITDA divided by cash interest expense, for the quarter improved to 2.8 times from 2.3 times for the 1996 first quarter and 2.2 times for full year 1996. The ratio of earnings to fixed charges was 1.7 to 1.0 and 1.3 to 1.0 for the twelve weeks ended March 28, 1997 and March 22, 1996, respectively, and 1.4 to 1.0 for fiscal year 1996.

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


                                        HMH PROPERTIES, INC.

                                        ---------------------------
May 9, 1997                             /s/ Donald D. Olinger
---------------                         Donald D. Olinger
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)