Form 10-Q
period 1997-06-20
HMH PROPERTIES INC
filed 1997-07-31
CIK 905038

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




For the Quarter Ended June 20, 1997               Commission File No. 33-95058


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

                      HMH PROPERTIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                     Page
                                                                                      No.


PART I.  FINANCIAL INFORMATION (Unaudited):

                  Condensed Combined Consolidated Balance Sheets -                     3
                    June 20, 1997 and January 3, 1997

                  Condensed Combined Consolidated Statements of Operations -           4
                    Twelve and Twenty-Four Weeks Ended June 20, 1997
                    and June 14, 1996

                  Condensed Combined Consolidated Statements of Cash Flows -           6
                    Twenty-Four Weeks Ended June 20, 1997 and
                    June 14, 1996

                  Notes to Condensed Combined Consolidated Financial Statements        7

                  Management's Discussion and Analysis of Results of                  13
                    Operations and Financial Condition

PART II. OTHER INFORMATION AND SIGNATURE                                              17


                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)



                                                                                            June 20,        January 3,
                                                                                              1997            1997
                                                                                          -----------     ------------
                                                                                          (unaudited)

                                                          ASSETS
Property and equipment, net....................................................           $  1,555        $  1,473
Note receivable from affiliate.................................................                139             140
Due from hotel managers........................................................                 40              35
Investments in affiliate ......................................................                 18              17
Other assets...................................................................                 53              66
Cash and cash equivalents......................................................                 86             141
                                                                                          --------        --------
                                                                                          $  1,891        $  1,872
                                                                                          ========        ========



                                           LIABILITIES AND SHAREHOLDER'S EQUITY

Senior notes...................................................................           $    950        $    950
Notes secured by real estate assets............................................                 97              98
Other notes....................................................................                 33              34
                                                                                          --------        --------
     Total debt................................................................              1,080           1,082
Deferred income taxes..........................................................                 89              87
Other liabilities..............................................................                 98              77
                                                                                          --------        --------
     Total liabilities.........................................................              1,267           1,246
                                                                                          --------        --------


Shareholder's equity
     Common stock, 100 shares issued and outstanding, no par value.............                 --              --
     Additional paid-in capital................................................                626             626
     Retained deficit.........................................................                  (2)             --
                                                                                          --------        --------
         Total shareholder's equity ...........................................                624             626
                                                                                          --------        --------
                                                                                          $  1,891        $  1,872
                                                                                          ========        ========


















       See Notes to Condensed Combined Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
            CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
               Twelve Weeks Ended June 20, 1997 and June 14, 1996
                            (unaudited, in millions)




                                                                                            1997           1996
                                                                                         ---------       --------
REVENUES
  Hotels .............................................................................   $      97       $     73
  Equity in earnings of affiliate.....................................................           1              1
                                                                                         ---------       --------
      Total revenues..................................................................          98             74
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization.......................................................          17             14
  Base and incentive management fees (including Marriott International
    management fees of $15 million and $11 million in 1997 and 1996, respectively)....          16             11
  Property taxes......................................................................           7              5
  Ground rent, insurance and other....................................................           9              9
                                                                                         ---------       --------
      Total operating costs and expenses..............................................          49             39
                                                                                         ---------       --------

OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST.....................................................          49             35
Corporate expenses....................................................................          (3)            (3)
Interest expense......................................................................         (23)           (23)
Interest income.......................................................................           5              6
                                                                                         ---------       --------

INCOME BEFORE INCOME TAXES............................................................          28             15
Provision for income taxes............................................................         (12)            (6)
                                                                                         ---------       --------

NET INCOME............................................................................   $      16       $      9
                                                                                         =========       ========

























       See Notes to Condensed Combined Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
            CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twenty-Four Weeks Ended June 20, 1997 and June 14, 1996
                            (unaudited, in millions)



                                                                                            1997           1996
                                                                                         ---------       --------
REVENUES
  Hotels .............................................................................   $     192       $    142
  Equity in earnings of affiliate.....................................................           3              2
                                                                                         ---------       --------
      Total revenues..................................................................         195            144
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization.......................................................          35             29
  Base and incentive management fees (including Marriott International management fees of $29 million and $21 million in 1997 and 1996,
    respectively).....................................................................          32             22
  Property taxes......................................................................          13             11
  Ground rent, insurance and other....................................................          21             13
                                                                                         ---------       --------
      Total operating costs and expenses..............................................         101             75
                                                                                         ---------       --------

OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST.....................................................          94             69
Corporate expenses....................................................................          (6)            (6)
Interest expense......................................................................         (46)           (46)
Interest income.......................................................................           9             11
                                                                                         ---------       --------

INCOME BEFORE INCOME TAXES............................................................          51             28
Provision for income taxes............................................................         (21)           (12)
                                                                                         ---------       --------

NET INCOME............................................................................   $      30       $     16
                                                                                         =========       ========
























       See Notes to Condensed Combined Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
            CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twenty-Four Weeks Ended June 20, 1997 and June 14, 1996
                            (unaudited, in millions)

                                                                                            1997            1996
                                                                                          --------       ---------
OPERATING ACTIVITIES
Net income...........................................................................     $     30       $      16
Adjustments to reconcile to cash from operations:
   Depreciation and amortization.....................................................           35              29
   Income taxes......................................................................           21              12
   Changes in operating accounts.....................................................           (6)              1
   Other.............................................................................            1              (1)
                                                                                          --------       ---------
      Cash provided by operations....................................................           81              57
                                                                                          --------       ---------

INVESTING ACTIVITIES
Proceeds from sales of assets........................................................           --             342
  Less noncash proceeds..............................................................           --             (33)
                                                                                          --------       ---------
Cash received from sales of assets ..................................................           --             309
Acquisitions.........................................................................          (89)           (132)
Capital expenditures.................................................................          (25)            (46)
Other ...............................................................................           12             (61)
                                                                                          --------       ---------
      Cash provided by (used in) investing activities................................         (102)             70

FINANCING ACTIVITIES
Dividends to Host Marriott Corporation and affiliates................................          (32)            (15)
Repayment of debt....................................................................           (2)             (1)
Other ...............................................................................           --              (2)
                                                                                          --------       ---------
      Cash used in financing activities..............................................          (34)            (18)
                                                                                          --------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................     $    (55)      $     109
                                                                                          ========       =========
























       See Notes to Condensed Combined Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed combined consolidated financial statements of HMH Properties, Inc. and subsidiaries (the "Company" or "Properties"), a wholly-owned direct subsidiary of Host Marriott Hospitality, Inc. ("Hospitality"), have been prepared by the Company without audit.
     Hospitality is a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). During the third quarter of 1997, the Company completed a consent solicitation with holders of its senior notes to amend certain provisions of the senior notes indenture. A similar consent solicitation was conducted by HMC Acquisition Properties, Inc. ("Acquisitions") (together, the "Consent Solicitations"). The Consent Solicitations facilitated the merger of Acquisitions, a wholly-owned indirect subsidiary of Host Marriott, which owns 17 full-service hotel properties, with and into the Company (the "Merger"). The financial statements of the Company present the combined consolidated financial position, results of operations and cash flows of Properties and Acquisitions for all periods presented.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles  have been  condensed  or  omitted.  The  Company  believes  the disclosures made are adequate to make the information presented not misleading. However, the condensed combined consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended January 3, 1997.

     In the opinion of the Company, the accompanying unaudited condensed combined consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 20, 1997 and January 3, 1997 and the results of operations for the twelve and twenty-four weeks ended June 20, 1997 and June 14, 1996 and cash flows for the twenty- four weeks ended June 20, 1997 and June 14, 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

     House profit generated by the Company's hotels for 1997 and 1996 consists of:

                                                                        Twelve Weeks Ended    Twenty-Four Weeks Ended
                                                                        ------------------    -----------------------
                                                                        June 20,  June 14,     June 20,    June 14,
                                                                          1997      1996        1997        1996
                                                                        -------- --------     ---------   --------
                                                                                    (in millions)
              Sales
                Rooms..............................................    $   166   $    129     $   328     $   258
                Food & Beverage....................................         64         50         128          98
                Other..............................................         12         12          28          25
                                                                       -------   --------     -------     -------
                   Total Hotel Sales...............................        242        191         484         381
                                                                       -------   --------     -------     -------

              Department Costs
                Rooms..............................................         39         30          75          61
                Food & Beverage....................................         48         37          97          75
                Other..............................................          6          8          14          14
                                                                       -------   --------     -------     -------
                   Total Department Costs..........................         93         75         186         150
                                                                       -------   --------     -------     -------

              Department Profit....................................        149        116         298         231
              Other Deductions.....................................         52         43         106          89
                                                                       -------   --------     -------     -------
                   House Profit....................................    $    97   $     73     $   192     $   142
                                                                       =======   ========     =======     =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. The Company's 49% limited partner interest in an affiliate that owns a Marriott hotel in Santa Clara, California is accounted for using the equity method. The Company's 49% interest in the operating profits (income before interest costs) of the partnership is included in equity in earnings of affiliate and was $1 million for each of the twelve weeks ended June 20, 1997 and June 14, 1996, respectively, and $3 million and $2 million for the twenty-four weeks ended June 20, 1997 and June 14, 1996, respectively.

4. The Company acquired the 306-room Ritz-Carlton Hotel Marina del Rey for $57 million in the first quarter of 1997. In the second quarter of 1997, the Company acquired a controlling interest in the 404-room Norfolk Waterside Marriott for $33 million.

5. The Company paid dividends to Host Marriott of $19 million during the second quarter of 1997 and $32 million year-to-date as permitted under the senior notes indentures.

6. In addition to the Merger, the Consent Solicitations increased the ability of the Company to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold for distributions to affiliates to the excess of the Company's earnings before interest expense, income taxes, depreciation and amortization and other non-cash items ("EBITDA") subsequent to the Consent Solicitations over 220% of the Company's interest expense. Fees totalling approximately $12 million were paid to certain holders of the senior notes for the Consent Solicitations.

     Concurrent with the Consent Solicitations and the Merger, the Company issued $600 million of 8 7/8% senior notes (the "New Senior Notes") at par maturing in 2007 (the "Offering"). The Company received net proceeds from the Offering of approximately $570 million, which will be used to fund future acquisitions of, or the purchase of interests in, full-service hotels and other lodging-related properties, which may include senior living communities, as well as for general corporate purposes. The New Senior Notes are guaranteed on a joint and several basis by certain of the Company's subsidiaries and rank pari passu in right of payment with all other existing and future senior indebtedness of the Company.

7. The Company is required to adopt Statement Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" in fiscal year 1998. The adoption of these statements is not expected to have a material impact on the Company's combined consolidated financial statements.

8. All but four of the subsidiaries of the Company guarantee the senior notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly- owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") are the owners of the Marriott World Trade Center, the Pittsburgh Marriott City Center, the Norfolk Waterside Marriott and HMH HPT Residence Inn, Inc., the lessee of the Residence Inn properties. At June 20, 1997, there is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the senior notes within the meaning of Rule 3-10 of Regulation S-X.

     The following condensed, consolidating financial information sets forth the combined financial position as of June 20, 1997 and January 3, 1997 and the results of operations for the twelve and twenty-four weeks ended June 20, 1997 and June 14, 1996 and cash flows for the twenty-four weeks ended June 20, 1997 and June 14, 1996 of the parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Supplemental Condensed Consolidating Balance Sheets
               ---------------------------------------------------
                                  (in millions)


                                  June 20, 1997
                                  -------------
                                   (unaudited)

                                                                               Guarantor    Non-Guarantor
                                                                     Parent   Subsidiaries  Subsidiaries  Consolidated
                                                                    -------   ------------  ------------- ------------
Property and equipment, net...................................      $   940     $   415       $  200      $ 1,555
Note receivable from affiliate................................           --         139           --          139
Investment in affiliate.......................................           18          --           --           18
Other assets..................................................           44          23           26           93
Cash and cash equivalents.....................................           86          --           --           86
                                                                    -------     -------       ------      -------
   Total assets...............................................      $ 1,088     $   577       $  226      $ 1,891
                                                                    =======     =======       ======      =======

Debt..........................................................      $   926     $    79       $   75      $ 1,080
Deferred income taxes.........................................           29          57            3           89
Other liabilities.............................................           16          24           58           98
                                                                    -------     -------       ------      -------
   Total liabilities..........................................          971         160          136        1,267
Owner's equity ...............................................          117         417           90          624
                                                                    -------     -------       ------      -------
   Total liabilities and owner's equity.......................      $ 1,088     $   577       $  226      $ 1,891
                                                                    =======     =======       ======      =======


                                 January 3, 1997
                                 ---------------


                                                                               Guarantor    Non-Guarantor
                                                                     Parent   Subsidiaries  Subsidiaries  Consolidated
                                                                    -------   ------------  ------------- ------------
Property and equipment, net...................................      $   895     $   410       $  168      $ 1,473
Note receivable from affiliate................................           --         140           --          140
Investment in affiliate.......................................           17          --           --           17
Other assets..................................................           49          28           24          101
Cash and cash equivalents.....................................          141          --           --          141
                                                                    -------     -------       ------      -------
   Total assets...............................................      $ 1,102     $   578       $  192      $ 1,872
                                                                    =======     =======       ======      =======

Debt..........................................................      $   927     $    80       $   75      $ 1,082
Deferred income taxes.........................................           39          47            1           87
Other liabilities.............................................           30          23           24           77
                                                                    -------     -------       ------      -------
   Total liabilities..........................................          996         150          100        1,246
Owner's equity................................................          106         428           92          626
                                                                    -------     -------       ------      -------
   Total liabilities and owner's equity.......................      $ 1,102     $   578       $  192      $ 1,872
                                                                    =======     =======       ======      =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statements of Operations
          -------------------------------------------------------------
                                  (in millions)
                                   (unaudited)


                        Twelve Weeks Ended June 20, 1997
                        --------------------------------



                                                                                Guarantor   Non-Guarantor
                                                                     Parent    Subsidiaries Subsidiaries  Consolidated
                                                                    -------    ------------ ------------- ------------
REVENUES......................................................      $    58     $    24       $   16      $    98
OPERATING COSTS AND EXPENSES..................................           26          10           13           49
                                                                    -------     -------       ------      -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................           32          14            3           49
Corporate expenses............................................           (2)         (1)          --           (3)
Interest expense..............................................          (21)         (1)          (1)         (23)
Interest income...............................................            2           3           --            5
                                                                    -------     -------       ------      -------
INCOME BEFORE INCOME TAXES....................................           11          15            2           28
Provision for income taxes....................................           (5)         (6)          (1)         (12)
                                                                    -------     -------       ------      -------
NET INCOME ...................................................      $     6     $     9       $    1      $    16
                                                                    =======     =======       ======      =======


                        Twelve Weeks Ended June 14, 1996
                        --------------------------------


                                                                               Guarantor  Non-Guarantor
                                                                     Parent  Subsidiaries Subsidiaries   Consolidated
                                                                   --------  ------------ -------------  ------------
REVENUES .....................................................     $      42     $    21     $    11     $    74
OPERATING COSTS AND EXPENSES..................................            21          10           8          39
                                                                   ---------     -------     -------     -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................            21          11           3          35
Corporate expenses............................................            (1)         (1)         (1)         (3)
Interest expense..............................................           (21)         (1)         (1)        (23)
Interest income...............................................             3           3          --           6
                                                                   ---------     -------     -------     -------
INCOME BEFORE INCOME TAXES....................................             2          12           1          15
Provision for income taxes....................................            --          (6)         --          (6)
                                                                   ---------     -------    --------    --------
NET INCOME....................................................     $       2     $     6    $      1    $      9
                                                                   =========     =======    ========    ========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statements of Operations
          -------------------------------------------------------------
                                  (in millions)
                                   (unaudited)


                      Twenty-Four Weeks Ended June 20, 1997
                      -------------------------------------



                                                                               Guarantor    Non-Guarantor
                                                                    Parent    Subsidiaries  Subsidiaries  Consolidated
                                                                    ------    ------------  ------------- ------------
REVENUES......................................................      $   117     $    50       $   28      $   195
OPERATING COSTS AND EXPENSES..................................           56          22           23          101
                                                                    -------     -------       ------      -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................           61          28            5           94
Corporate expenses............................................           (3)         (2)          (1)          (6)
Interest expense..............................................          (41)         (3)          (2)         (46)
Interest income...............................................            3           6           --            9
                                                                    -------     -------       ------      -------
INCOME BEFORE INCOME TAXES....................................           20          29            2           51
Provision for income taxes....................................           (9)        (11)          (1)         (21)
                                                                    -------     -------       ------      -------
NET INCOME....................................................      $    11     $    18       $    1      $    30
                                                                    =======     =======       ======      =======


                      Twenty-Four Weeks Ended June 14, 1996
                      -------------------------------------


                                                                               Guarantor   Non-Guarantor
                                                                   Parent     Subsidiaries Subsidiaries  Consolidated
                                                                   ------     ------------ ------------- ------------
REVENUES ....................................................      $      91     $    40     $    13     $   144
OPERATING COSTS AND EXPENSES..................................            47          18          10          75
                                                                   ---------     -------     -------     -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................            44          22           3          69
Corporate expenses............................................            (3)         (2)         (1)         (6)
Interest expense..............................................           (42)         (2)         (2)        (46)
Interest income...............................................             5           6          --          11
                                                                    --------    --------    --------     -------
INCOME BEFORE INCOME TAXES....................................             4          24          --          28
Provision for income taxes....................................            (2)        (10)         --         (12)
                                                                    --------    --------    --------     -------
NET INCOME....................................................      $      2    $     14    $     --     $    16
                                                                    ========    ========    ========     =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statement of Cash Flows
          ------------------------------------------------------------
                                  (in millions)
                                   (unaudited)


                      Twenty-Four Weeks Ended June 20, 1997
                      -------------------------------------


                                                                               Guarantor   Non-Guarantor
                                                                    Parent    Subsidiaries Subsidiaries   Consolidated
                                                                    ------    ------------ -------------  ------------
CASH PROVIDED BY OPERATIONS...................................      $    37     $    38       $    6      $    81
                                                                    -------     -------       ------      -------
INVESTING ACTIVITIES
   Acquisitions...............................................          (56)         --          (33)         (89)
   Capital expenditures.......................................          (13)        (11)          (1)         (25)
   Other......................................................           12          --           --           12
                                                                    -------     -------       ------      -------
      Cash used in investing activities.......................          (57)        (11)         (34)        (102)
                                                                    -------     -------       ------      -------
FINANCING ACTIVITIES
   Repayment of debt..........................................           (2)         --           --           (2)
   Transfers to/from Parent...................................           (1)        (27)          28           --
   Dividends to Host Marriott Corporation and affiliates......          (32)         --           --          (32)
                                                                    -------     -------       ------      -------
      Cash provided by (used in) financing activities.........          (35)        (27)          28          (34)
                                                                    -------     -------       ------      -------

DECREASE IN CASH AND CASH EQUIVALENTS.........................      $   (55)    $    --       $   --      $   (55)
                                                                    =======     =======       ======      =======


                      Twenty-Four Weeks Ended June 14, 1996
                      -------------------------------------


                                                                              Guarantor   Non-Guarantor
                                                                    Parent   Subsidiaries Subsidiaries  Consolidated
                                                                    ------   ------------ ------------- ------------
CASH PROVIDED BY OPERATIONS...................................      $     15    $     36    $      6    $     57
                                                                    --------    --------    --------    --------
INVESTING ACTIVITIES
   Cash received from sales of assets, net....................           309          --          --         309
   Acquisitions...............................................           (91)        (25)        (16)       (132)
   Capital expenditures.......................................           (32)        (12)         (2)        (46)
   Other .....................................................           (60)         --          (1)        (61)
                                                                    --------    --------    --------     -------
      Cash provided by (used in) investing activities.........           126         (37)        (19)         70
                                                                    --------    --------    --------     -------
FINANCING ACTIVITIES
   Repayment of debt..........................................            (1)         --          --          (1)
   Transfers to/from Parent...................................           (14)          1          13          --
   Dividends to Host Marriott Corporation and affiliates......           (15)         --          --         (15)
   Other .....................................................            (2)         --          --          (2)
                                                                    --------    --------    --------     -------
      Cash provided by (used in) financing activities.........           (32)          1          13         (18)
                                                                    --------    --------    --------     -------

INCREASE IN CASH AND CASH EQUIVALENTS.........................      $    109    $     --    $     --    $    109
                                                                    ========    ========    ========    ========

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

RESULTS OF OPERATIONS

The following discussion and analysis of operations and financial condition presents the combined consolidated results of the Company as if the merger discussed in footnote 1 to the financial statements was effective for all periods presented.

REVENUES. Revenues consist of house profit from the Company's hotel properties and equity in earnings of an affiliate. The Company's second quarter 1997 revenues of $98 million represented a $24 million, or 32%, increase from the second quarter of 1996. Year-to-date revenues increased $51 million, or 35%, to $195 million. The Company's revenue and operating profit were impacted by:

 .    improved lodging results from comparable properties;

 .    the addition of eleven full-service hotel properties during 1996 and 1997;

 .    the  1996  sale  and  leaseback  of  18  of  the  Company's  Residence  Inn properties; and

 .    the sale of 16 of the Company's Courtyard properties during 1996.


Hotel revenues increased $24 million, or 33%, to $97 million in the second quarter of 1997. Year-to-date 1997 hotel revenues increased $50 million, or 35% to $192 million. The 1997 hotel revenue increases reflect the addition of eleven full-service hotel properties in 1996 and 1997 and overall improved lodging results, partially offset by the sale of 16 Courtyard properties in the first and second quarters of 1996. The Company's full-service hotels and Residence Inn properties reported growth in revenue per available room ("REVPAR") for comparable hotels. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property.

Overall second quarter revenues for nearly all of the Company's full-service hotels were improved or comparable to second quarter of 1996 results. Improved results were driven by strong increases in REVPAR of nearly 13% for comparable units for the second quarter and 15% year-to-date. The Company's 1997 year-to-date results were substantially impacted by the exclusion of the New Year's holiday from the 1997 results due to the timing of the Company's fiscal year-end and the milder winter weather in 1997. Hotel sales increased $51 million, or 27%, to $242 million for the quarter, and $103 million, or 27%, to $484 million year-to-date, reflecting REVPAR increases for comparable units and the increase in full-service properties during 1996 and 1997. On a comparable basis, average room rates increased 12% for the quarter and year-to-date, while average occupancy increased one percentage point for the quarter and two percentage points year-to-date because the Company's hotels are obtaining better operating leverage as a result of increased room rates. Results were further enhanced by an increase in the house profit margin for comparable properties of two percentage points for the quarter and three percentage points

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


year-to-date. Management believes REVPAR will continue to grow through steady increases in average room rates, combined with minor changes in occupancy rates. However, there can be no assurance that REVPAR will continue to increase in the future.

The Company's extended-stay Residence Inn properties, reported a 9% increase in REVPAR for second quarter 1997 due primarily to an increase in average room rates of 12%, while average occupancy decreased over two percentage points. Year-to-date REVPAR increased 8% with an increase in average room rates of 11%, partially offset by a decrease in occupancy of almost three percentage points. Due to the high occupancy of these properties, the Company expects future increases in REVPAR to be driven by room rate increases, rather than occupancy increases. However, there can be no assurance that REVPAR will continue to increase in the future.

OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of depreciation, amortization, management fees, real and personal property taxes, ground and equipment rent, insurance, lease payments and certain other costs. The Company's operating costs and expenses increased $10 million to $49 million for the second quarter of 1997. Year-to-date operating costs and expenses increased $26 million to $101 million primarily reflecting the addition of eleven full-service properties during 1996 and 1997, increased management fees and rentals tied to improved operating results and the impact of the lease payments on the Residence Inn properties which have been sold and leased back. As a percentage of hotel revenues, hotel operating costs and expenses were 51% and 53% of revenues for second quarter 1997 and 1996, respectively. Hotel operating costs and expenses were 53% of revenues for both year-to-date 1997 and 1996.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased by $14 million to $49 million, or 50% of revenues, in the second quarter of 1997 from $35 million, or 47% of revenues, in the second quarter of 1996. Year-to-date operating profit increased $25 million to $94 million, or 48% of revenues. Most of the Company's hotels recorded substantial improvements in operating results. Several hotels, including the Bethesda Marriott, the Denver Marriott West, the Denver Marriott Tech Center, the Marriott World Trade Center, the Marina Beach Marriott and the San Francisco Airport Marriott posted particularly significant improvements in operating profit for the quarter, which were partially offset by a decrease in the results for some of the Company's suburban Atlanta properties due to higher activity in 1996 related to the Summer Olympics.

CORPORATE EXPENSES. Corporate expenses remained unchanged at $3 million for the second quarter of 1997 and $6 million year-to-date. As a percentage of revenues, corporate expenses decreased to 3% of revenues for the 1997 second quarter and year-to-date, respectively, compared to 4% of revenues for the prior year periods.

INTEREST EXPENSE. Interest expense remained unchanged at $23 million for the second quarter of 1997 and $46 million year-to-date.

NET INCOME. The Company's net income for the second quarter of 1997 increased $7 million to $16 million, or 16% of revenues, compared to net income of $9 million, or 12% of revenues, for the second quarter of 1996. Year- to-date net income for 1997 was $30 million, or 15% of revenues, compared to $16 million, or 11% of revenues for 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a decrease in cash and cash equivalents of $55 million for the twenty-four weeks ended June 20, 1997 compared to an increase of $109 million for the twenty-four weeks ended June 14, 1996. This decrease for 1997 is primarily due to the use of funds for the acquisition of one full-service property and a controlling interest in one full-service property, partially offset by cash generated from operations. Cash flow provided by operations increased $24 million to $81 million for the twenty-four weeks ended June 20, 1997.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Cash used in investing activities was $102 million for the twenty-four weeks ended June 20, 1997, compared to cash provided by investing activities of $70 million for the twenty-four weeks ended June 14, 1996. The second quarter 1997 results primarily reflect the acquisition of the 306-room Ritz-Carlton Marina del Rey for $57 million and the acquisition of a controlling interest in the 404-room Norfolk Waterside Marriott for $33 million and capital expenditures on existing properties.

Cash used in financing activities increased $16 million to $34 million for the twenty-four weeks ended June 20, 1997, compared to cash used in financing activities of $18 million for the twenty-four weeks ended June 14, 1996. The year-to-date results reflect dividends of $32 million to Host Marriott as permitted under the senior notes indentures.

In addition to the Merger, the Consent Solicitations increased the ability of the Company to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold for distributions to affiliates to the excess of the Company's earnings before interest expense, income taxes, depreciation and amortization and other non-cash items ("EBITDA") subsequent to the Consent Solicitations over 220% of the Company's interest expense.

Concurrent with the Consent Solicitations and the Merger, the Company issued $600 million of 8 7/8% senior notes (the "New Senior Notes") at par maturing in 2007 (the "Offering"). The Company received net proceeds from the Offering of approximately $570 million, which will be used to fund future acquisitions of, or the purchase of interest in, full-service hotels and other lodging-related properties, which may include senior living communities, as well as for general corporate purposes. The New Senior Notes are guaranteed on a joint and several basis by certain of the Company's subsidiaries and rank pari passu in right of payment with all other existing and future senior indebtedness of the Company.


EBITDA

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items (principally non-cash writedowns of lodging properties and equity in earnings of an affiliate, net of distributions received) ("EBITDA") increased $15 million, or 29%, to $67 million for the second quarter of 1997 as compared to the second quarter of 1996. Year-to-date EBITDA increased $29 million, or 28% to $131 million. The Company believes that EBITDA is a meaningful measure of the Company's operating performance due to the significance of the Company's long-lived assets (and the related depreciation thereon) and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business and is used in the senior notes indentures as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

Hotel EBITDA increased $17 million, or 36%, to $64 million for the second quarter of 1997 over 1996 second quarter results. Year-to-date hotel EBITDA increased $30 million, or 32%, to $126 million. Full-service hotel EBITDA increased $18 million, or 41%, to $63 million for the 1997 second quarter and increased $40 million, or 48%, to $124 million year-to-date. On a comparable basis, full-service hotel EBITDA increased 20% and 23%, respectively, on REVPAR increases of 13% and 15%, respectively, for the 1997 second quarter and year-to-date.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is a reconciliation of EBITDA to net income:


                                                       Twelve Weeks Ended          Twenty-Four Weeks Ended
                                                      ---------------------        -----------------------
                                                      June 20,     June 14,        June 20,      June 14,
                                                       1997          1996            1997         1996
                                                      --------     --------        --------      --------
                                                                         (in millions)
EBITDA............................................   $      67     $      52       $      131    $     102
Interest expense..................................         (23)          (23)             (46)         (46)
Depreciation and amortization.....................         (17)          (14)             (35)         (29)
Income taxes applicable to operations.............         (12)           (6)             (21)         (12)
Gain (loss) on dispositions of assets
   and other non-cash charges, net................           1            --                1            1
                                                     ---------     ---------       ----------    ---------
   Net income . . . ..............................   $      16     $       9       $       30    $      16
                                                     =========     =========       ==========    =========


The Company interest coverage, defined as EBITDA divided by cash interest expense was 2.9 to 1.0 and 2.2 to 1.0 for the twenty-four weeks ended June 20, 1997 and June 14, 1996, respectively. The ratio of earnings to fixed charges was
1.5 to 1.0 and 1.3 to 1.0 for the twenty-four weeks ended June 20, 1997 and June 14, 1996, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On July 10, 1997 the Company completed a consent solicitation (the "Properties Consent") with holders of its senior notes to amend certain items in the senior notes indentures which increased the ability of the Company to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold for distributions to affiliates as described in the footnotes to the financial statements. A similar consent solicitation was conducted by HMC Acquisition Properties, Inc. (the "Acquisition Consent") which, subsequent to the completion of the solicitations, was merged with and into the Company.

     The results of the Properties Consent were 98.07% for and 1.93% votes withheld. The results of the Acquisitions Consent were 99.96% for and .04% withheld. Fees totalling approximately $12 million were paid to holders of the senior notes for the consent solicitations.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         a.    Exhibits:

         None.

         b.    Reports on Form 8-K:

          July 24, 1997 - Report of the announcement of the merger of HMC Acquisition Properties, Inc. with and into the Company and the issuance of $600 million in new senior notes maturing in 2007.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HMH PROPERTIES, INC.


July 31, 1997                                  /s/ Donald D. Olinger
--------------                                 --------------------------------
Date                                               Donald D. Olinger
                                                   Vice President and
                                                   Corporate Controller
                                                  (Principal Accounting Officer)