Form 10-Q
period 1997-09-12
HMH PROPERTIES INC
filed 1997-10-23
CIK 905038

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




                    For the Quarter Ended September 12, 1997

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

                                                              Yes   X     No

                      HMH PROPERTIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page
                                                                         No.


PART I.  FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets -                         3
            September 12, 1997 and January 3, 1997

          Condensed Consolidated Statements of Operations -               4
            Twelve and Thirty-six Weeks Ended September 12, 1997
            and September 6, 1996

          Condensed Consolidated Statements of Cash Flows -               6
            Thirty-six Weeks Ended September 12, 1997 and
            September 6, 1996

          Notes to Condensed Consolidated Financial Statements            7

          Management's Discussion and Analysis of Results of             14
            Operations and Financial Condition

PART II. OTHER INFORMATION AND SIGNATURE                                 18

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                                                         September 12,    January 3,
                                                                                             1997           1997
                                                                                         -------------    ----------
                                                                                          (unaudited)
                                                          ASSETS
Property and equipment, net....................................................           $  1,571        $  1,473
Note receivable from affiliate.................................................                137             140
Due from hotel managers........................................................                 42              35
Investments in affiliate ......................................................                 17              17
Other assets...................................................................                 81              66
Cash and cash equivalents......................................................                615             141
                                                                                          --------        --------
                                                                                          $  2,463        $  1,872
                                                                                          ========        ========


                                           LIABILITIES AND SHAREHOLDER'S EQUITY

Senior notes...................................................................           $  1,550        $    950
Notes secured by real estate assets............................................                 96              98
Other notes....................................................................                 34              34
                                                                                          --------        --------
     Total debt................................................................              1,680           1,082
Deferred income taxes..........................................................                 89              87
Other liabilities..............................................................                 85              77
                                                                                          --------        --------
     Total liabilities.........................................................              1,854           1,246
                                                                                          --------        --------

Shareholder's equity
     Common stock, 100 shares issued, authorized and
       outstanding, no par value...............................................                 --              --
     Additional paid-in capital................................................                626             626
     Retained deficit..........................................................                (17)             --
                                                                                          --------        --------
         Total shareholder's equity ...........................................                609             626
                                                                                          --------        --------
                                                                                          $  2,463        $  1,872
                                                                                          ========        ========

















            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Twelve Weeks Ended September 12, 1997 and September 6, 1996
                            (unaudited, in millions)



                                                                                           1997            1996
                                                                                         ---------       --------
REVENUES
  Hotels .............................................................................   $      87       $     64
  Equity in earnings of affiliate.....................................................           1              1
  Net gains on property transactions..................................................           1             --
                                                                                         ---------       --------
      Total revenues..................................................................          89             65
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization.......................................................          18             14
  Base and incentive management fees (including Marriott International management fees of $16 million and $10 million in 1997
    and 1996, respectively)...........................................................          17             10
  Property taxes......................................................................           7              5
  Ground rent, insurance and other....................................................          10             10
                                                                                         ---------       --------
      Total operating costs and expenses..............................................          52             39
                                                                                         ---------       --------

OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST.....................................................          37             26
Corporate expenses....................................................................          (2)            (4)
Interest expense......................................................................         (34)           (24)
Interest income.......................................................................           9              7
                                                                                         ---------       --------

INCOME BEFORE INCOME TAXES............................................................          10              5
Provision for income taxes............................................................          (3)            (2)
                                                                                         ---------       --------

NET INCOME............................................................................   $       7       $      3
                                                                                         =========       ========























            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Thirty-Six Weeks Ended September 12, 1997 and September 6, 1996
                            (unaudited, in millions)



                                                                                            1997           1996
                                                                                         ---------       --------
REVENUES
  Hotels .............................................................................   $     279       $    206
  Equity in earnings of affiliate.....................................................           4              3
  Net gains on property transactions..................................................           1             --
                                                                                         ---------       --------
      Total revenues..................................................................         284            209
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization.......................................................          53             43
  Base and incentive management fees (including Marriott International management fees of $45 million and $31 million in 1997 and 1996,
    respectively).....................................................................          49             32
  Property taxes......................................................................          20             16
  Ground rent, insurance and other....................................................          31             23
                                                                                         ---------       --------
      Total operating costs and expenses..............................................         153            114
                                                                                         ---------       --------

OPERATING PROFIT BEFORE
  CORPORATE EXPENSES AND INTEREST.....................................................         131             95
Corporate expenses....................................................................          (8)           (10)
Interest expense......................................................................         (80)           (70)
Interest income.......................................................................          18             18
                                                                                         ---------       --------

INCOME BEFORE INCOME TAXES............................................................          61             33
Provision for income taxes............................................................         (24)           (14)
                                                                                         ---------       --------

NET INCOME............................................................................   $      37       $     19
                                                                                         =========       ========























            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Thirty-Six Weeks Ended September 12, 1997 and September 6, 1996
                            (unaudited, in millions)

                                                                                            1997            1996
                                                                                          --------       ---------

OPERATING ACTIVITIES
Net income...........................................................................     $     37       $      19
Adjustments to reconcile to cash from operations:
   Depreciation and amortization.....................................................           53              43
   Income taxes......................................................................          (20)             14
   Changes in operating accounts.....................................................           11              17
   Other.............................................................................            2               1
                                                                                          --------       ---------
      Cash provided by operations....................................................           83              94
                                                                                          --------       ---------

INVESTING ACTIVITIES
Proceeds from sales of assets........................................................           16             362
  Less noncash proceeds..............................................................           --             (33)
                                                                                          --------       ---------
Cash received from sales of assets ..................................................           16             329
Acquisitions.........................................................................         (122)           (152)
Capital expenditures:
      Renewals and replacements......................................................          (22)            (24)
      Other..........................................................................           (9)            (35)
Other ...............................................................................           15             (41)
                                                                                         ---------       ---------
      Cash provided by (used in) investing activities................................         (122)             77
                                                                                         ---------       ---------

FINANCING ACTIVITIES
Issuances of debt, net of related expenses...........................................          569              --
Dividends to Host Marriott Corporation and affiliates................................          (54)            (24)
Repayment of debt....................................................................           (2)             (1)
Other ...............................................................................           --              (2)
                                                                                          --------       ---------
      Cash provided by (used in) financing activities................................          513             (27)
                                                                                          --------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS................................................     $    474       $     144
                                                                                          ========       =========





















            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements of HMH Properties, Inc. and subsidiaries (the "Company" or "Properties"), a wholly-owned direct subsidiary of Host Marriott Hospitality, Inc. ("Hospitality"), have been prepared by the Company without audit.
     Hospitality is a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). During the third quarter of 1997, the Company completed a consent solicitation with holders of its senior notes to amend certain provisions of the senior notes indenture. A similar consent solicitation was conducted by HMC Acquisition Properties, Inc. ("Acquisitions") (together, the "Consent Solicitations"). The Consent Solicitations facilitated the merger of Acquisitions, a wholly-owned indirect subsidiary of Host Marriott, which owns 17 full-service hotel properties, with and into the Company (the "Merger"). The financial statements of the Company present the consolidated financial position, results of operations and cash flows of Properties and Acquisitions for all periods presented.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 3, 1997.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 12, 1997 and the results of operations for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996 and cash flows for the thirty-six weeks ended
     September 12, 1997 and September 6, 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

     House profit generated by the Company's hotels for 1997 and 1996 consists of:

                                                                      Twelve Weeks Ended       Thirty-Six Weeks Ended
                                                                  ------------------------    -------------------------
                                                                  September 12, September 6,  September 12, September 6,
                                                                       1997        1996           1997         1996
                                                                  ------------- ------------  ------------- ------------
                                                                                     (in millions)
              Sales
                Rooms..............................................    $   168   $    129     $   496     $   387
                Food & Beverage....................................         59         45         187         143
                Other..............................................         14         12          42          37
                                                                       -------   --------     -------     -------
                   Total Hotel Sales...............................        241        186         725         567
                                                                       -------   --------     -------     -------
              Department Costs
                Rooms..............................................         38         32         113          92
                Food & Beverage....................................         49         39         146         115
                Other..............................................         10          4          24          18
                                                                       -------   --------     -------     -------
                   Total Department Costs..........................         97         75         283         225
                                                                       -------   --------     -------     -------
              Department Profit....................................        144        111         442         342
              Other Deductions.....................................         57         47         163         136
                                                                       -------   --------     -------     -------
                   House Profit....................................    $    87   $     64     $   279     $   206
                                                                       =======   ========     =======     =======

                                      - 7 -

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. The Company's 49% limited partner interest in an affiliate that owns a Marriott hotel in Santa Clara, California is accounted for using the equity method. The Company's 49% interest in the operating profits (income before interest costs) of the partnership is included in equity in earnings of affiliate and was $1 million for each of the twelve weeks ended September 12, 1997 and September 6, 1996, respectively, and $4 million and $3 million for the thirty-six weeks ended September 12, 1997 and September 6, 1996, respectively.

4. During the third quarter of 1997, the Company acquired a controlling interest in a newly-formed partnership that acquired the 380-room Manhattan Beach Radisson Plaza in Manhattan Beach, California for $38 million. The property was immediately converted to the Marriott brand. The Company also acquired the remaining 17% interest in the 250-room Newport Beach Marriott Suites for $4 million. The Company had previously acquired, through foreclosure, an 83% controlling interest in the property. Also, during the third quarter of 1997, the Company sold the Sheraton Elk Grove Suites for net cash proceeds of $16 million.

     In the second quarter of 1997, the Company acquired a controlling interest in the 404-room Norfolk Waterside Marriott for $33 million. The Company acquired the 306-room Ritz-Carlton Hotel Marina del Rey for $57 million in the first quarter of 1997.

5. On September 10, 1997, Host Marriott successfully completed the purchase of 98.6% of the limited partnership units in Chesapeake Hotel Limited Partnership ("CHLP"), increasing its ownership of CHLP to 99.9%. CHLP owns six hotels, the Key Bridge Marriott, the Chicago Marriott O'Hare, the Boston Marriott Newton, the Denver Marriott Southeast, the Minneapolis Airport Marriott and the Saddle Brook Marriott. The Company acquired a controlling interest in CHLP along with certain receivables from Host Marriott on October 10, 1997 for $135 million and will consolidate CHLP in the fourth quarter. The Company already owned the non- recourse second mortgages on the properties (totalling $137 million at September 12, 1997).

6. The Company paid dividends to Host Marriott of $21 million during the third quarter of 1997 and $54 million year-to-date as permitted under the senior notes indentures.

7. In addition to the Merger, the Consent Solicitations increased the ability of the Company to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold for distributions to affiliates to the excess of the Company's earnings before interest expense, income taxes, depreciation and amortization and other non-cash items ("EBITDA") subsequent to the Consent Solicitations over 220% of the Company's cash interest expense as defined in the senior notes indenture.

     Concurrent with the Consent Solicitations and the Merger, the Company issued $600 million of 8 7/8% senior notes (the "New Senior Notes") at par maturing in 2007 (the "Offering"). The Company received net proceeds from the Offering of approximately $569 million, which will be used to fund future acquisitions of, or the purchase of interests in, full-service hotels and other lodging-related properties, which may include senior living communities, as well as for general corporate purposes. The New Senior Notes are guaranteed on a joint and several basis by certain of the Company's subsidiaries and rank pari passu in right of payment with all other existing and future senior indebtedness of the Company.

8. The Company is required to adopt Statement Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" in fiscal year 1998. The adoption of these statements is not expected to have a material impact on the Company's consolidated financial statements.

9. All but five of the subsidiaries of the Company guarantee the senior notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly- owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") are the owners of the Marriott World Trade Center, the Pittsburgh Marriott City Center, the Norfolk Waterside Marriott, the Manhattan Beach Marriott and HMH HPT Residence Inn, Inc., the lessee of the Residence Inn properties. At September 12, 1997, there is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the senior notes within the meaning of Rule 3-10 of Regulation S-X.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following condensed, consolidating financial information sets forth the combined financial position as of September 12, 1997 and January 3, 1997 and the results of operations for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996 and cash flows for the thirty-six weeks ended September 12, 1997 and September 6, 1996 of the parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Supplemental Condensed Consolidating Balance Sheets
                                  (in millions)

                               September 12, 1997
                                   (unaudited)

                                                                                 Guarantor    Non-Guarantor
                                                                    Parent      Subsidiaries  Subsidiaries   Consolidated
                                                                    -------     ------------  ------------   ------------
Property and equipment, net...................................      $   934     $   400       $  237         $ 1,571
Note receivable from affiliate................................           --         137           --             137
Investment in affiliate.......................................           17          --           --              17
Other assets..................................................           76          20           27             123
Cash and cash equivalents.....................................          615          --           --             615
                                                                    -------     -------       ------         -------
   Total assets...............................................      $ 1,642     $   557       $  264         $ 2,463
                                                                    =======     =======       ======         =======

Debt..........................................................      $ 1,526     $    79       $   75         $ 1,680
Deferred income taxes.........................................           29          57            3              89
Other liabilities.............................................           30          17           38              85
                                                                    -------     -------       ------         -------
   Total liabilities..........................................        1,585         153          116           1,854
Owner's equity ...............................................           57         404          148             609
                                                                    -------     -------       ------         -------
   Total liabilities and owner's equity.......................      $ 1,642     $   557       $  264         $ 2,463
                                                                    =======     =======       ======         =======


                                 January 3, 1997


                                                                                 Guarantor    Non-Guarantor
                                                                     Parent     Subsidiaries  Subsidiaries   Consolidated
                                                                    -------     ------------  ------------   ------------
Property and equipment, net...................................      $   895     $   410       $  168         $ 1,473
Note receivable from affiliate................................           --         140           --             140
Investment in affiliate.......................................           17          --           --              17
Other assets..................................................           49          28           24             101
Cash and cash equivalents.....................................          141          --           --             141
                                                                    -------     -------       ------         -------
   Total assets...............................................      $ 1,102     $   578       $  192         $ 1,872
                                                                    =======     =======       ======         =======

Debt..........................................................      $   927     $    80       $   75         $ 1,082
Deferred income taxes.........................................           39          47            1              87
Other liabilities.............................................           30          23           24              77
                                                                    -------     -------       ------         -------
   Total liabilities..........................................          996         150          100           1,246
Owner's equity................................................          106         428           92             626
                                                                    -------     -------       ------         -------
   Total liabilities and owner's equity.......................      $ 1,102     $   578       $  192         $ 1,872
                                                                    =======     =======       ======         =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statements of Operations
                                  (in millions)
                                   (unaudited)


                      Twelve Weeks Ended September 12, 1997



                                                                                 Guarantor    Non-Guarantor
                                                                     Parent     Subsidiaries  Subsidiaries   Consolidated
                                                                    -------     ------------  -------------  ------------
REVENUES......................................................      $    51     $    21       $   17         $    89
OPERATING COSTS AND EXPENSES..................................           28          12           12              52
                                                                    -------     -------       ------         -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................           23           9            5              37
Corporate expenses............................................           (2)         --           --              (2)
Interest expense..............................................          (30)         (2)          (2)            (34)
Interest income...............................................            6           3           --               9
                                                                    -------     -------       ------         -------
INCOME (LOSS) BEFORE INCOME TAXES.............................           (3)         10            3              10
Benefit (provision) for income taxes..........................            2          (4)          (1)             (3)
                                                                    -------     -------       ------         -------
NET INCOME (LOSS) ............................................      $    (1)    $     6       $    2         $     7
                                                                    =======     =======       ======         =======


                      Twelve Weeks Ended September 6, 1996


                                                                                 Guarantor    Non-Guarantor
                                                                       Parent   Subsidiaries  Subsidiaries   Consolidated
                                                                     ---------  ------------  ------------   ------------
REVENUES ....................................................        $      36  $    16       $    13        $    65
OPERATING COSTS AND EXPENSES..................................              19        9            11             39
                                                                     ---------  -------       -------        -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................              17        7             2             26
Corporate expenses............................................              (3)      (1)           --             (4)
Interest expense..............................................             (20)      (2)           (2)           (24)
Interest income...............................................               4        3            --              7
                                                                      --------  -------       -------        -------
INCOME (LOSS) BEFORE INCOME TAXES.............................              (2)       7                            5
Provision for income taxes....................................              --       (2)           --             (2)
                                                                      --------  -------       -------        -------
NET INCOME (LOSS).............................................        $     (2) $     5       $    --        $     3
                                                                      ========  =======       =======        =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statements of Operations
                                  (in millions)
                                   (unaudited)

                    Thirty-Six Weeks Ended September 12, 1997



                                                                                 Guarantor    Non-Guarantor
                                                                    Parent      Subsidiaries  Subsidiaries   Consolidated
                                                                    -------     ------------  -------------  ------------
REVENUES......................................................      $   168     $    71       $   45         $   284
OPERATING COSTS AND EXPENSES..................................           84          34           35             153
                                                                    -------     -------       ------         -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................           84          37           10             131
Corporate expenses............................................           (5)         (2)          (1)             (8)
Interest expense..............................................          (71)         (5)          (4)            (80)
Interest income...............................................            9           9           --              18
                                                                    -------     -------       ------         -------
INCOME BEFORE INCOME TAXES....................................           17          39            5              61
Provision for income taxes....................................           (6)        (16)          (2)            (24)
                                                                    -------     -------       ------         -------
NET INCOME....................................................      $    11     $    23       $    3         $    37
                                                                    =======     =======       ======         =======


                    Thirty-Six Weeks Ended September 6, 1996


                                                                                 Guarantor    Non-Guarantor
                                                                      Parent    Subsidiaries  Subsidiaries   Consolidated
                                                                    ----------  ------------  -------------  ------------
REVENUES ....................................................       $      127  $    56       $    26        $    209
OPERATING COSTS AND EXPENSES..................................              66       27            21             114
                                                                    ----------  -------       -------        --------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................              61       29             5              95
Corporate expenses............................................              (6)      (3)           (1)            (10)
Interest expense..............................................             (62)      (4)           (4)            (70)
Interest income...............................................               9        9            --              18
                                                                    ----------  -------       -------        --------
INCOME BEFORE INCOME TAXES....................................               2       31            --              33
Provision for income taxes....................................              (2)     (12)           --             (14)
                                                                    ----------  -------       -------        --------
NET INCOME....................................................      $       --  $    19       $    --        $     19
                                                                    ==========  =======       =======        ========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statement of Cash Flows
                                  (in millions)
                                   (unaudited)

                    Thirty-Six Weeks Ended September 12, 1997


                                                                                 Guarantor    Non-Guarantor
                                                                      Parent    Subsidiaries  Subsidiaries   Consolidated
                                                                    --------    ------------  -------------  ------------
CASH PROVIDED BY OPERATIONS...................................      $    37     $    38       $    8         $    83
                                                                    -------     -------       ------         -------
INVESTING ACTIVITIES
   Cash received from sales of assets, net....................           --          16           --              16
   Acquisitions...............................................          (61)         --          (61)           (122)
   Capital expenditures.......................................          (15)        (14)          (2)            (31)
   Other......................................................           12           3           --              15
                                                                    -------     -------       ------         -------
      Cash provided by (used in) investing activities.........          (64)          5          (63)           (122)
                                                                    -------     -------       ------         -------
FINANCING ACTIVITIES
   Issuances of debt, net of related expenses.................          569          --           --             569
   Repayment of debt..........................................           (1)         (1)          --              (2)
   Transfers to/from Parent...................................          (13)        (42)          55              --
   Dividends to Host Marriott Corporation and affiliates......          (54)         --           --             (54)
                                                                    -------     -------       ------         -------
      Cash provided by (used in) financing activities.........          501         (43)          55             513
                                                                    -------     -------       ------         -------

INCREASE IN CASH AND CASH EQUIVALENTS.........................      $   474     $    --       $   --         $   474
                                                                    =======     =======       ======         ======


                    Thirty-Six Weeks Ended September 6, 1996


                                                                                 Guarantor    Non-Guarantor
                                                                     Parent     Subsidiaries  Subsidiaries   Consolidated
                                                                    --------    ------------  -------------  ------------
CASH PROVIDED BY OPERATIONS...................................      $     41    $     44      $      9       $     94
                                                                    --------    --------      --------       --------
INVESTING ACTIVITIES
   Cash received from sales of assets, net....................           329          --            --            329
   Acquisitions...............................................          (111)        (25)          (16)          (152)
   Capital expenditures.......................................           (36)        (17)           (6)           (59)
   Other .....................................................           (40)         --            (1)           (41)
                                                                    --------    --------      --------        -------
      Cash provided by (used in) investing activities.........           142         (42)          (23)            77
                                                                    --------    --------      --------        -------
FINANCING ACTIVITIES
   Repayment of debt..........................................            (1)         --            --             (1)
   Transfers to/from Parent...................................           (12)         (2)           14             --
   Dividends to Host Marriott Corporation and affiliates......           (24)         --            --            (24)
   Other .....................................................            (2)         --            --             (2)
                                                                    --------    --------      --------        -------
      Cash provided by (used in) financing activities.........           (39)         (2)           14            (27)
                                                                    --------    --------      --------        -------

INCREASE IN CASH AND CASH EQUIVALENTS.........................      $    144    $     --      $     --       $    144
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

RESULTS OF OPERATIONS

The following discussion and analysis of operations and financial condition presents the consolidated results of the Company as if the merger discussed in footnote 1 to the condensed consolidated financial statements was effective for all periods presented.

Revenues. Revenues consist of house profit from the Company's hotel properties and equity in earnings of an affiliate. The Company's third quarter 1997 revenues of $89 million represented a $24 million, or 37%, increase from the third quarter of 1996. Year-to-date revenues increased $75 million, or 36%, to $284 million. The Company's revenue and operating profit were impacted by:

 .    improved lodging results from comparable properties;

 .    the addition of twelve full-service hotel properties during 1996 and 1997;

Hotel revenues increased $23 million, or 36%, to $87 million in the third quarter of 1997. Year-to-date 1997 hotel revenues increased $73 million, or 35% to $279 million. The 1997 hotel revenue increases reflect the addition of twelve full-service hotel properties in 1996 and 1997 and overall improved lodging results. The Company's full- service hotels and leased Residence Inn properties reported strong growth in revenue per available room ("REVPAR") for comparable hotels. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property.

Overall third quarter revenues for nearly all of the Company's full-service hotels were improved or comparable to third quarter of 1996 results. Improved results were driven by strong increases in REVPAR of nearly 11% for comparable units for the third quarter and 14% year-to-date. The Company's 1997 year-to-date results were substantially impacted by the exclusion of the New Year's holiday from the 1997 results due to the timing of the Company's fiscal year-end and the milder winter weather in 1997. Hotel sales increased $55 million, or 30%, to $241 million for the quarter, and $158 million, or 28%, to $725 million year-to-date, reflecting REVPAR increases for comparable units and the increase in full-service properties during 1996 and 1997. On a comparable basis, average room rates increased 8% for the third quarter and 11% year-to-date, while average occupancy increased two percentage points for both the quarter and year-to-date. Results were further enhanced by a two percentage point increase in the house profit margin for comparable properties for the quarter and three percentage point increase year-to-date because the Company's hotels are obtaining better leverage at the hotel department operating level as a result of increased room rates. Comparisons to the Company's 1997 third quarter to the 1996 third quarter were impacted by the effect of the 1996 Summer Olympics in Atlanta. Excluding the comparable Atlanta properties, REVPAR increased 13% for the 1997 third quarter. Management believes REVPAR will continue to grow through steady increases in average room rates, combined with minor changes in occupancy rates. However, there can be no assurance that REVPAR will continue to increase in the future.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company continues its strategy of focusing on the full-service segment of the lodging industry. As such, the Company's leased limited-service properties represented 10% of total revenues through the third quarter of 1997 as compared to 15% through the third quarter of 1996. The limited-service properties contributed $3 million or 3%, of total year-to-date operating profit in 1997 and $9 million, or 16% in 1996. The Company does not expect the leased limited-service properties to contribute a significant portion of operating profit in the future.

Operating  Costs  and  Expenses.   Operating  costs  and  expenses   consist  of
depreciation and amortization, base and incentive management fees, property taxes, ground and equipment rent, insurance, lease payments and certain other costs. The Company's operating costs and expenses increased $13 million to $52 million for the third quarter of 1997. Year-to-date operating costs and expenses increased $39 million to $153 million primarily reflecting the addition of twelve full-service properties during 1996 and 1997 and increased management fees and rentals tied to improved operating results. As a percentage of hotel revenues, hotel operating costs and expenses were 60% and 61% of revenues for third quarter 1997 and 1996, respectively. Hotel operating costs and expenses were 55% of revenues for both year-to-date 1997 and 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased by $11 million to $37 million, or 42% of revenues, in the third quarter of 1997 from $26 million, or 40% of revenues, in the third quarter of 1996. Year-to-date operating profit increased $36 million to $131 million, or 46% of revenues. Most of the Company's hotels recorded substantial improvements in operating results. Several hotels, including the JW Marriott Hotel in Houston, the Houston Airport Marriott, the Marriott World Trade Center, the Marina Beach Marriott, the Newport Beach Marriott, Marriott's Mountain Resort at Vail and the San Francisco Airport Marriott posted particularly significant improvements in operating profit for the quarter and year-to-date, which were partially offset by a decrease in the results for the Company's comparable Atlanta properties, (three properties totalling 1,022 rooms), due to exceptional activity in 1996 related to the Summer Olympics.

Corporate Expenses. Corporate expenses for the third quarter decreased $2 million to $2 million for the third quarter of 1997 and $2 million to $8 million year-to-date due to a decrease in corporate expenses allocated to the Company by Host Marriott. As a percentage of revenues, corporate expenses decreased to 2% of revenues for the third quarter of 1997 and 3% of revenues year-to-date, respectively, compared to 6% of revenues for the third quarter of 1996 and 5% year-to-date.

Interest Expense. Interest expense increased $10 million to $34 million for the third quarter of 1997 and $10 million to $80 million year-to-date due primarily to the issuance of the $600 million of New Senior Notes in July 1997.

Net Income. The Company's net income for the third quarter of 1997 increased $4 million to $7 million, or 8% of revenues, compared to net income of $3 million, or 5% of revenues, for the third quarter of 1996. Year-to-date net income for 1997 was $37 million, or 13% of revenues, compared to $19 million, or 9% of revenues for 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported an increase in cash and cash equivalents of $474 million for the thirty-six weeks ended September 12, 1997. This increase for 1997 is primarily due to net proceeds of approximately $569 million from the New Senior Notes and cash from operations, partially offset by the use of funds for the acquisition of one full- service property, the acquisition of controlling interests in two full-service properties and payments to Host Marriott for income taxes. Cash flow provided by operations decreased $11 million to $83 million for the thirty-six weeks ended September 12, 1997.

Cash used in investing activities was $122 million for the thirty-six weeks ended September 12, 1997, compared to cash provided by investing activities of $77 million for the thirty-six weeks ended September 6, 1996, primarily reflecting the 1997 acquisition of the 306-room Ritz-Carlton Marina del Rey for $57 million and the acquisition of

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


controlling interests in the 404-room Norfolk Waterside Marriott for $33 million, the 380-room Manhattan Beach Radisson for $29 million and capital expenditures on existing properties. During the fourth quarter of 1997, the Company acquired a controlling interest in the Chesapeake Hotel Limited Partnership ("CHLP"), which owns six full-service properties with a total of 3,054 rooms, along with certain CHLP receivables from Host Marriott for approximately $135 million. The Company already owned the non-recourse second mortgages on the properties (totalling $137 million at September 12, 1997).

Cash provided by financing activities was $513 million for the thirty-six weeks ended September 12, 1997, compared to cash used in financing activities of $27 million for the thirty-six weeks ended September 6, 1996. The year-to-date results reflect net proceeds from the New Senior Notes partially offset by dividends of $54 million to Host Marriott as permitted under the senior notes indentures.

In addition to the Merger, the Consent Solicitations increased the ability of the Company to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold for distributions to affiliates to the excess of the Company's earnings before interest expense, income taxes, depreciation and amortization and other non-cash items ("EBITDA") subsequent to the Consent Solicitations over 220% of the Company's cash interest expense as defined in the senior notes indentures.

Concurrent with the Consent Solicitations and the Merger, the Company issued $600 million of 8 7/8% senior notes at par maturing in 2007. The Company received net proceeds from the Offering of approximately $569 million, which will be used to fund future acquisitions of, or the purchase of interests in, full-service hotels and other lodging-related properties, which may include senior living communities, as well as for general corporate purposes. The New Senior Notes are guaranteed on a joint and several basis by certain of the Company's subsidiaries and rank pari passu in right of payment with all other existing and future senior indebtedness of the Company.

EBITDA

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items (principally non-cash writedowns of lodging properties and equity in earnings of an affiliate, net of distributions received) ("EBITDA") increased $19 million, or 41%, to $65 million for the third quarter of 1997 as compared to the third quarter of 1996. Year-to-date EBITDA increased $48 million, or 32% to $196 million. The Company believes that EBITDA is a meaningful measure of the Company's operating performance due to the significance of the Company's long-lived assets (and the related depreciation thereon) and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business and is used in the senior notes indentures as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

Hotel EBITDA increased $14 million, or 35%, to $53 million for the third quarter of 1997 over 1996 third quarter results. Year-to-date hotel EBITDA increased $44 million, or 33%, to $179 million. On a comparable basis, full- service hotel EBITDA increased 12% and 20%, respectively, on REVPAR increases of 11% and 14%, respectively, for the 1997 third quarter and year-to-date. Comparisons of the Company's 1997 third quarter to the 1996 third quarter were substantially impacted by the effect of the 1996 Summer Olympics in Atlanta. Excluding results from the comparable Atlanta properties, comparable full-service EBITDA increased 17% on a 13% increase in REVPAR for the 1997 third quarter.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following is a reconciliation of EBITDA to net income:


                                                        Twelve Weeks Ended         Thirty-Six Weeks Ended
                                                     -------------------------- --------------------------
                                                     September 12, September 6, September 12, September 6,
                                                         1997          1996         1997         1996
                                                     ------------- ------------  ------------ -------------
                                                                           (in millions)

EBITDA............................................   $      65     $      46       $      196    $     148
Interest expense..................................         (34)          (24)             (80)         (70)
Depreciation and amortization.....................         (18)          (14)             (53)         (43)
Income taxes......................................          (3)           (2)             (24)         (14)
Loss on dispositions of assets
   and other non-cash charges, net................          (3)           (3)              (2)          (2)
                                                     ---------     ---------       ----------    ---------
   Net Income . . . ..............................   $       7     $       3       $       37    $      19
                                                     =========     =========       ==========    =========


The Company interest coverage, defined as EBITDA divided by cash interest expense, was 2.5 to 1.0 and 2.2 to 1.0 for the thirty-six weeks ended September 12, 1997 and September 6, 1996, respectively. The ratio of earnings to fixed charges was 1.7 to 1.0 and 1.4 to 1.0 for the thirty-six weeks ended September 12, 1997 and September 6, 1996, respectively.

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


                                        HMH PROPERTIES, INC.


October 23, 1997                        /s/ Donald D. Olinger
Date                                    Donald D. Olinger
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)