Form 10-K
period 1998-01-02
HMH PROPERTIES INC
filed 1998-03-27
CIK 905038

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

FOR THE FISCAL YEAR ENDED JANUARY 2, 1998    COMMISSION FILE NO. 33-95058

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

                                 Title of Class
                        -------------------------------
                        $1,550,000 (principal amount at
                             maturity) Senior Notes


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                        ---

                       DOCUMENT INCORPORATED BY REFERENCE
  HOST MARRIOTT CORPORATION NOTICE OF 1998 ANNUAL MEETING AND PROXY STATEMENT

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

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

GENERAL

          The Company is a direct wholly-owned subsidiary of Host Marriott Hospitality, Inc. ("Hospitality") which is a direct wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). The Company's assets principally consist of 62 full-service hotel properties. These properties are generally operated under the Marriott brand and managed by Marriott International, Inc. ("Marriott International"). Two of the Company's properties are operated under the Ritz-Carlton brand in which Marriott International acquired a 49% interest in April 1995. The Marriott and Ritz-Carlton brands are among the most respected and widely recognized in the lodging industry. Based on industry data, the Company believes that its hotels consistently outperform the industry's average occupancy rate by a significant margin, and averaged 77.1% occupancy for 1997 compared to a 71.1% average occupancy for competing full-service hotels in the upscale full-service segment of the lodging industry (the segment which is most representative of the Company's full-service hotels).

          The upscale and luxury full-service segments of the lodging industry are benefiting from a favorable supply and demand relationship in the United States. Management believes that demand increases have resulted primarily from a strong domestic economic environment and a corresponding increase in business travel. In spite of increased demand for rooms, the room supply growth rate in the full-service segment has not increased in kind. Management believes that this slower increase in the supply growth rate in the full-service segment is attributable to many factors including the limited availability of attractive building sites for full-service hotels, the lack of available financing for new full-service hotel construction and the availability of existing full-service properties for sale at a discount to their replacement cost. The relatively high occupancy rates of the Company's hotels, along with the increased demand for full-service hotel rooms have allowed the managers of the Company's hotels to increase average daily room rates by primarily replacing certain discounted group business with higher-rated group and transient business and by selectively raising room rates. As a result, on a comparable basis, room revenues per available room ("REVPAR") for full-service properties increased approximately 12.8% for 1997 over the comparable period for the prior year. Furthermore, because the lodging property operations have a high-fixed cost component, increases in REVPAR generally yield greater percentage increases in EBITDA (as defined herein). Accordingly, the approximate 12.8% increase in REVPAR resulted in an approximate 16.3% increase in comparable full-service hotel EBITDA in 1997. The Company expects this supply/demand imbalance in the upscale and luxury full-service segments to continue, which should result in improved REVPAR and EBITDA at its hotel properties in the near term, however, there can be no assurance that REVPAR and EBITDA will continue to improve.

BUSINESS STRATEGY

          The Company's business strategy is to continue to focus on maximizing the profitability of its existing full-service portfolio and acquiring additional high-quality, full-service hotel properties, including controlling interests in joint ventures, partnerships or other entities holding such
properties.   Although competition for acquisitions has increased, the Company believes that the upscale and luxury full-service segments of the market continue to offer opportunities to acquire assets at attractive multiples of cash flow and at discounts to replacement value, including under-performing hotels which can be improved by conversion to the Marriott or Ritz-Carlton
brands.   The Company believes that the upscale full-service segment is very promising because:

 . The Company believes that there is a very limited new supply of upscale and luxury full-service hotel rooms currently under construction. According to Smith Travel Research, from 1988 to 1991, upscale full-service room supply for the Company's competitive set increased an average of approximately 4% annually which resulted in an oversupply of rooms in the industry. However, this growth slowed to an average of approximately 1% from 1991 to 1997. Furthermore, the lead time from conception to completion of a full-service hotel is generally three to five years or more in the types of markets the Company is principally pursuing, which management believes will contribute to the continued low growth of supply in the upscale and luxury full-service segments through 2000.

 . Many desirable hotel properties are currently held by inadvertent owners such as banks, insurance companies and other financial institutions which are motivated and willing sellers. In recent years, the Company has acquired a number of properties from inadvertent owners at significant discounts to replacement cost, including luxury hotels operating under the Ritz-Carlton brand. While in the Company's experience to date, these sellers have been primarily United States financial organizations, the Company believes that numerous international financial institutions are also inadvertent owners of lodging properties and have only recently begun to dispose of such properties. The Company expects that there will be increased opportunities to acquire U.S. lodging properties from international financial institutions and expects to aggressively pursue these opportunities.

 . The Company believes that there are numerous opportunities to improve the performance of acquired hotels by replacing the existing hotel manager with Marriott International and converting the hotel to the Marriott brand. Based on data provided by Smith Travel Research, the Company believes that Marriott-flagged properties have consistently outperformed the industry. Demonstrating the strength of the Marriott brand name, the average occupancy rate for the Company's comparable full-service properties was 78.1%, compared to an average occupancy rate of 71.1% for competing upscale full-service hotels. In addition, the Company's comparable properties have a 13% REVPAR premium over its competitive set. Accordingly, management anticipates that any additional non-Marriott branded full-service properties acquired by the Company in the future and converted to the Marriott brand should achieve higher occupancy rates and average room rates than has previously been the case for those properties as the properties begin to benefit from Marriott's brand recognition, reservation system and group sales organization. Twelve of the Company's 43 acquired full-service hotels were converted to the Marriott brand following their acquisition.

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

          The Company intends to grow its full-service hotel portfolio as cash flow becomes available from operations or through additional financings as permitted under the senior notes indentures. In carrying out this strategy, the Company evaluates each opportunity on an individual basis and may from time to time elect to acquire controlling interests in a hotel joint venture, rather than pursue the outright acquisition of a property, when it believes its return on investment will be maximized by so doing. However, under the senior notes indentures, the ability to invest in joint ventures is limited. The Company may make acquisitions directly or through its subsidiaries depending on a variety of factors, including the existence of debt, the form of investment, the restrictions and requirements of its bond indentures and the availability of funds.

          The Company acquired, or purchased controlling interests in, eleven full-service properties in 1997, including acquiring the 306-room Ritz-Carlton, Marina del Rey for $57 million and the 300-room Coronado Island Marriott Resort (formerly the Le Meridien hotel), which was converted to the Marriott brand, for $54 million and acquiring controlling interests in the 404-room Norfolk Marriott Waterside for $33 million, the 884-room Desert Springs Marriott Resort for $184 million and the 380-room Manhattan Beach Marriott Hotel (formerly the Manhattan Beach Radisson Plaza Hotel), which was converted to the Marriott brand, for $29 million. The Company also acquired a controlling interest in the Chesapeake Hotels Limited Partnership ("CHLP"), the owner of six full-service properties (2,994 rooms), along with $105 million CHLP receivables, from Host Marriott for
approximately $135 million.   The Company already owned the non-recourse second
mortgages on the CHLP properties. Subsequent to year end, the Company acquired controlling interests in the partnership that owns the 1,671-room Atlanta Marriott Marquis for $239 million, including the assumption of $164 million of mortgage debt, and the partnership that owns the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for $50 million.

          In 1996, the Company acquired nine full-service properties with 3,124 rooms for approximately $292 million, including the acquisition, through foreclosure, of a controlling interest in the 250-room Newport Beach Marriott Suites and the acquisition of a controlling interest in a venture that owns the 400-room Pittsburgh Marriott City Center. The Company acquired seven full-service properties (3,133 rooms) for approximately $329 million in 1995.

          The Company believes that these acquisitions were made at an attractive valuations and at significant discounts to replacement value.

          Consistent with its strategy of focusing on the full-service segment of the lodging industry, the Company has opportunistically sold certain of its properties. During 1995, the Company sold to and leased back from an unrelated real estate investment trust (the "REIT") 37 of its Courtyard properties. The Company transferred its rights to receive the deferred proceeds and obligations to perform under the lease to a subsidiary of Host Marriott in 1995. Also, in 1995, the Company sold its remaining four Fairfield Inns for approximately $6 million in cash. In 1996, the Company entered into an agreement with the REIT and sold and leased back 16 Courtyard properties and 18 Residence Inns for approximately $349 million (10% of which was deferred). Host Marriott purchased the Company's rights to the deferred proceeds and obligations under the lease for the 16 Courtyard properties at their fair market value. With the completion of these transactions, 100% of the Company's owned properties are in the full-service segment. The Company has reinvested all of the proceeds in the acquisition of full-service lodging properties. In September 1997, the Company sold the Sheraton Elk Grove Suites for $16 million (which approximated its carrying value).

HOTEL LODGING INDUSTRY

          The upscale and luxury full-service segments of the lodging industry continue to benefit from a favorable cyclical imbalance in the supply/demand relationship in which room demand growth has exceeded supply growth, which has remained fairly limited. The lodging industry posted strong gains in revenues and profits in 1997, as demand growth continued to outpace additions to supply. The Company believes that upscale and luxury full-service hotel room supply growth will remain limited through at least 1998. Accordingly, the Company believes this supply/demand imbalance will result in improving occupancy and room rates which should result in improved REVPAR and operating profit.

          Following a period of significant overbuilding in the mid-to-late 1980s, the lodging industry experienced a severe downturn. Since 1991, new hotel construction, excluding casino related construction, has been modest, largely offset by the number of rooms taken out of service each year. Due to an increase in travel and an improving economy, hotel occupancy has grown steadily over the past several years, and room rates have improved. The Company believes that room demand for upscale and luxury full-service properties will continue to grow at approximately the rate of inflation.

Increased room demand should result in increased hotel occupancy and room rates. According to Smith Travel Research, upscale full-service occupancy for the Company and its competitive set grew in 1997 to 72.5%, while room rate growth continued to exceed inflation. Smith Travel Research data shows that upscale full-service room supply increased an average of approximately 1% annually from 1991 through 1997. The increase in room demand and minimal growth in new room supply has also led to increased room rates. The Company believes that these recent trends will continue with overall occupancy increasing slightly and room rates increasing at more than one and one-half times the rate of inflation in 1998.

          As a result of the over-building in the mid-to-late 1980s, many full-service hotels built have not performed as originally planned. Cash flow has often not covered debt service requirements, causing lenders (e.g., banks, insurance companies, and savings and loans) to foreclose and become "inadvertent owners" who are motivated to sell these assets. In the Company's experience to date, these sellers have been primarily U.S. financial organizations. The Company believes that numerous international financial institutions are also inadvertent owners of lodging properties and expects there will be increased opportunities to acquire lodging properties from international financial institutions. While the interest of inadvertent owners to sell has created attractive acquisition opportunities with strong current yields, the lack of supply growth and increasing room night demand should contribute to higher long-term returns on invested capital. Given the relatively long lead time to develop urban, convention and resort hotels, as well as the lack of project financing, management believes the growth in room supply in this segment will be limited at least until the year 2000.

HOTEL LODGING PROPERTIES

          The Company's lodging portfolio consists of 62 properties with 26,719 rooms as of March 20, 1998. The Company's hotel lodging properties represent quality assets in the full-service lodging segment. All but two of the Company's hotel properties are operated under the Marriott or Ritz-Carlton brand names. The two hotels (representing an aggregate of 596 rooms, or approximately 2% of the Company's total rooms) do not carry the Marriott or Ritz-Carlton brand because their size, quality and/or contractual commitments would not permit such conversion.

          One commonly used indicator of market performance for hotels is room revenue per available room, or REVPAR, which measures daily room revenues generated on a per room basis. This does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved. The Company has reported annual increases in REVPAR since 1993.

          To maintain the overall quality of the Company's lodging properties, each property undergoes refurbishment and capital improvements on a regularly scheduled basis. Typically, refurbishing has been provided at intervals of five years, based on an annual review of the condition of each property. In fiscal years 1997, 1996 and 1995, the Company spent $60 million, $39 million and $28 million, respectively, on capital improvements to existing properties. As a result of these expenditures, the Company has been able to maintain high quality rooms at its properties.

          The Company's hotels primarily include Marriott and Ritz-Carlton brand
hotels and average 430 rooms.   Seven of the Company's hotels have more than 600
rooms . Hotel facilities typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops and parking facilities. The Company's full-service hotels primarily serve business and pleasure travelers and group meetings at locations in downtown and suburban areas, near airports and at resort locations throughout the United States. The properties are well situated in locations where there are significant barriers to entry by competitors. Marriott International serves as manager for 49 of the 62 hotels owned by the Company and all but two are part of Marriott International's full-service hotel system. The average age of the properties is 15 years, several of which have had substantial renovations or major additions.

          Consistent with its strategy of acquiring full-service hotel properties, the Company purchased, or acquired controlling interests in, eleven full-service properties with 5,268 rooms in 1997 for approximately $492 million, including $123 million of assumed mortgage debt. Subsequent to year end, the Company acquired a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis for $239 million, including assumed mortgage debt of $164 million. Additionally, the Company acquired a controlling interest in the partnership that owns the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for $50 million. During 1996, the Company purchased, or acquired controlling interests in, nine full-service properties with 3,124 rooms for approximately $292 million. In 1995, the Company acquired seven full-service properties with 3,133 rooms for approximately $329 million.

          The chart below sets forth performance information for the Company's comparable full-service hotels.

                                                                 1997       1996
                                                               --------    --------
           Number of properties..............................        37          37
           Number of rooms...................................    15,327      15,297
           Average daily rate................................  $ 120.12    $ 108.58
           Occupancy %.......................................      78.1%       76.6%
           REVPAR............................................  $  93.81    $  83.14
           REVPAR % change...................................      12.8%         --

The chart below sets forth performance information for the Company's existing full-service hotels.

                                                      1997(1)   1996 (1)   1995 (1)
                                                    -------     --------   --------
           Number of properties...................       58           48         38
           Number of rooms........................   24,019       18,976     15,552
           Average daily rate.....................  $119.49     $ 107.38   $  97.57
           Occupancy %............................     77.1%        76.4%      73.9%
           REVPAR.................................  $ 92.18     $  82.03   $  72.07
           REVPAR % change........................     12.4%        13.8%        --

----------------
(1) Excludes the information related to the 255-room Elk Grove Suites hotel which was leased to a national hotel chain until September 1997 when it was sold to the lessee for $16 million.

          Revenues in 1997 for nearly all of the Company's full-service hotels were improved or comparable to 1996 results. This improvement was achieved through steady increases in customer demand, as well as yield management techniques applied by the managers to maximize REVPAR on a property-by-property basis. REVPAR for comparable properties increased 12.8% as average room rates increased approximately 11% and average occupancy increased one and one half percentage points. Overall, this resulted in strong house profit margins, which increased over two percentage points, and excellent growth in sales, which expanded at a rate of approximately 10% rate for comparable hotels. The Company believes that its hotels consistently outperform the industry's average REVPAR growth rates. The relatively high occupancy rates of the Company's hotels, along with increased demand for full-service hotel rooms, allowed the managers of the Company's hotels to increase average room rates by selectively increasing room rates and replacing certain discounted group business with higher-rated group and transient business. The Company believes that these favorable REVPAR growth trends should continue due to the limited new construction of luxury and upscale full-service properties.

          A number of the Company's full-service hotel acquisitions were converted to the Marriott brand upon acquisition, most recently the Coronado Island Marriott Resort and the Manhattan Beach Marriott were converted in the fourth quarter of 1997. The conversion of these properties to the Marriott brand is intended to increase occupancy and room rates as a result of Marriott International's nationwide marketing and reservation systems, its Marriott Rewards program, as well as customer recognition of the Marriott brand name. The Marriott brand name has consistently delivered occupancy and REVPAR premiums over other brands. Based on data provided by Smith Travel Research, the Company's comparable properties have a seven percentage point occupancy premium and a 13% REVPAR premium to its competitive set. The Company actively manages these conversions and, in many cases, has worked closely with the manager to selectively invest in enhancements to the physical product to make the property more attractive to guests or more efficient to operate. The invested capital with respect to these properties is primarily used for the improvement of common areas, as well as upgrading soft goods (i.e., carpets, drapes, paint, furniture and additional amenities). The conversion process typically causes periods of disruption to these properties as selected rooms and common areas are temporarily taken out of service. Historically, conversion properties have shown improvements as the benefits of Marriott International's marketing and reservation programs and customer service initiatives take hold. In addition, these properties have generally been integrated into Marriott's systems covering purchasing and distribution, insurance, telecommunications and payroll processing.

          The Company's focus is on maximizing profitability throughout the portfolio by concentrating on key objectives. The Company has assembled a highly skilled asset management team with extensive experience in hotel management and operations, including revenue and operations management and
capital expenditure monitoring.    The Company's experienced asset management
team works with the hotel managers to achieve these key objectives, which include reducing property-level overhead by sharing management positions with other jointly-managed hotels in the vicinity, evaluating marginal restaurant operations and selectively making additional investments where favorable incremental returns are expected.

          The Company and the managers will continue to focus on cost control in an attempt to ensure that hotel sales increases serve to maximize house and operating profit. While control of fixed costs serves to improve profit margins as hotel sales increase, it also results in more properties reaching financial performance levels that allow the managers to share in growth of profits in the form of incentive management fees. At these higher operating levels, the Company's and managers' interests are very closely aligned, which helps to drive further increases in profitability, but moderates operating leverage. The Company expects that this trend will continue in 1998 as the upscale and luxury full-service segments continue to strengthen.

          During 1996, the Company completed its divestiture of limited service properties through the sale and leaseback of its then remaining Courtyard and Residence Inn properties. A subsidiary of Host Marriott purchased the Company's rights to the deferred proceeds and obligations under the lease for the Courtyard properties at their fair market value of approximately $13 million. The 18 Residence Inn properties continue to be reflected in the Company's revenues and are managed by Marriott International under long-term management agreements. During 1997, these properties represented less than 2% of the Company's hotel EBITDA, compared to 7% in 1996, and the Company expects this percentage to continue to decrease as the Company continues to acquire full-service properties.

MARKETING

          All but thirteen of the Company's hotel properties are managed by Marriott International as Marriott or Ritz-Carlton brand hotels. Eleven of the thirteen remaining hotels are operated as a Marriott brand hotel under franchise agreements with Marriott International. The Company believes that these Marriott managed and franchised properties will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel system. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of the strong customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business in the Marriott hotel system is enhanced by the Marriott Rewards program which expanded the previous Marriott Honored Guest Awards program. Marriott Rewards membership includes more than 7.5 million members.

          The Marriott reservation system provides Marriott reservation agents complete descriptions of the rooms available for sale, and more up-to-date rate information from the properties. The reservation system also features improved connectivity to airline reservation systems, providing travel agents with access to available rooms inventory for all Marriott and Ritz-Carlton lodging properties. In addition, software at Marriott's centralized reservations centers enables agents to immediately identify the nearest Marriott brand property with available rooms when a caller's first choice is fully occupied.

PROPERTIES

          The following table sets forth certain information as of March 20, 1998 relating to each of the Company's hotels. All of the properties are operated under Marriott or Ritz-Carlton brands by Marriott International, unless otherwise indicated.

Location                                         Rooms          Location                                         Rooms
-----------------------------------------------  -----          -----------------------------------------------  -----
California                                                      Minnesota
          Coronado Island(6)...................     300                   Minneapolis Southwest(7).............     320
          Desert Springs(8)....................     884                   Minneapolis Airport..................     479
          Manhattan Beach(7)...................     380         Missouri
          Marina Beach(2)......................     368                   Kansas City Airport(2)...............     382
          The Ritz-Carlton, Marina del Rey(5)..     306         New Jersey
          Napa Valley..........................     191                   Newark Airport(2)....................     590
          Newport Beach........................     570                   Saddle Brook(2)(8)...................     221
          Newport Beach Suites.................     250         New York
          San Diego Mission Valley(7)..........     350                   Albany Marriott(7)...................     359
          San Francisco Airport................     684                   New York World Trade Center(2).......     820
          San Francisco Fisherman's Wharf(4)...     285         North Carolina
Colorado                                                                  Charlotte(4).........................     298
          Denver Southeast(2)(8)...............     595                   Raleigh Crabtree Valley(1)...........     375
          Denver Tech..........................     625         Oklahoma
          Denver West(2).......................     307                   Oklahoma City........................     354
          Vail Mountain Resort.................     349         Oregon
Connecticut                                                               Portland.............................     503
          Hartford-Rocky Hill(2)...............     251         Pennsylvania
Florida                                                                   Pittsburgh City Center(2)(4).........     400
          Fort Lauderdale Marina...............     580         Texas
          Jacksonville(2)(4)...................     256                   Dallas/Fort Worth....................     492
          Miami Airport(2).....................     782                   Dallas Quorum(2).....................     547
          Palm Beach Gardens(4)................     279                   Houston Airport(2)...................     566
          Singer Island (Holiday Inn)(3).......     222                   J.W. Marriott Houston................     503
          Tampa Airport(2).....................     295                   Plaza San Antonio(4).................     252
          Tampa Westshore(1)...................     309                   San Antonio Riverwalk(2).............     500
Georgia                                                         Utah
          Atlanta Marquis(8)...................   1,671                   Salt Lake City(2)....................     510
          Atlanta Norcross.....................     222         Virginia
          Atlanta Northwest....................     400                   Key Bridge(2)(8).....................     588
          Atlanta Perimeter(2).................     400                   Pentagon City........................     300
          The Ritz-Carlton, Atlanta(5).........     447                   Norfolk Waterside(2)(7)..............     404
Illinois                                                                  Westfields Conference Center.........     335
          Chicago O'Hare(8)....................     681                   Washington-Dulles Suites.............     254
          Chicago-Deerfield Suites.............     248                   Williamsburg.........................     295
          Chicago-Downtown Courtyard...........     334         Washington, D.C.
Indiana                                                                   Washington Metro Center..............     456
          South Bend(2)........................     300         Canada
Maryland                                                                  Toronto Delta Meadowvale(3)..........     374
          Bethesda(2)..........................     407                                                          ------
          Gaithersburg-Washingtonian Center....     284                     TOTAL..............................  26,719
Massachusetts                                                                                                    ======
          Boston Newton(8).....................     430


---------------------
(1) These hotels are owned by an affiliated partnership of the Company. A subsidiary of the Company provided 100% non-recourse financing totaling approximately $35 million to the partnership, in which an affiliate of the Company owns the sole general partner interest, for the acquisition of these hotels. The Company consolidates these properties in the accompanying financial statements.
(2) The land on which the hotel is built is leased by the Company under a long-term lease agreement.
(3) Property is not operated as Marriott and is not managed by Marriott International.
(4) Property is operated as a Marriott franchised property.
(5) Property is operated as a Ritz-Carlton. The Ritz-Carlton Hotel Company, L.L.C. manages the property and is 49% owned by Marriott International.
(6) Property was acquired and converted to the Marriott brand in 1997.
(7) The company acquired a controlling interest in the partnership which owns this property in 1997 or 1998. The property will be operated as a Marriott franchised property.
(8) The Company acquired a controlling interest in the partnership which owns this property in 1997 or 1998. Host Marriott previously owned a general partner interest in the partnership.

INVESTMENTS IN AFFILIATED PARTNERSHIPS AND NOTES RECEIVABLE

          In connection with the sale of seven hotels to an affiliated partnership in 1984, the Company received as proceeds $168 million in notes receivable that are secured by non-recourse mortgages on the underlying properties. On September 10, 1997, Host Marriott successfully completed the purchase of the limited partnership units in the Chesapeake Hotel Limited Partnership ("CHLP"). CHLP owns six hotels, the Key Bridge Marriott, the Chicago Marriott O'Hare, the Boston Marriott Newton, the Denver Marriott Southeast, the Minneapolis Airport Marriott and the Saddle Brook Marriott. The Company acquired a controlling interest in CHLP along with $105 million in certain receivables from Host Marriott on October 10, 1997 for $135 million and consolidated CHLP in the fourth quarter.

COMPETITION

          The Company's hotels compete with several other major lodging brands. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. The following table presents key participants in segments of the lodging industry in which the Company competes:

Segment                 Representative Participants
-------                 ---------------------------

Luxury/Full-Service     Ritz-Carlton; Four Seasons

Upscale/Full-Service    Marriott Hotels, Resorts and Suites; Crowne Plaza;
                        Doubletree; Hyatt; Hilton; Radisson; Red Lion; Sheraton;
                        Westin; Wyndham

EMPLOYEES

             The Company has no employees. All of its management services are provided by employees of Host Marriott.

ENVIRONMENTAL MATTERS

          Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs"), and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. Environmental laws also may impose restrictions on the manner in which property may be used or business may be operated, and these restrictions may require expenditures. In connection with its current or prior ownership or operation of hotels, the Company may be potentially liable for any such costs or liabilities. Although the Company is currently not aware of any material environmental claims pending or threatened against it, no assurance can be given that a material environmental claim will not be asserted against the Company.

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

ITEM 6.  SELECTED FINANCIAL DATA

  The following table presents selected historical consolidated financial statement data derived from the Company's Consolidated Financial Statements as of and for the five most recent fiscal years ended January 2, 1998. The Company's Consolidated Financial Statements present the financial position, results of operations, and cash flows of the Company giving effect to the Merger (defined herein) for all periods presented. See Note 1 to the Company's consolidated financial statements. The consolidated balance sheet, income statement and other data for 1993 has been derived from unaudited consolidated financial statements of the Company, which in the opinion of management includes all material adjustments necessary for that period. The financial data for 1993 includes the operating results of the hotels recorded by Host Marriott or its affiliates for the periods prior to the formation of the Company.

                                                                                 FISCAL YEAR
                                                                                 -----------
                                                                   1997     1996(1)    1995     1994      1993
                                                                  ------   --------   ------   ------   ----------
                                                                  (IN MILLIONS EXCEPT FOR RATIO DATA)   (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
  Revenues(2)
  Hotels........................................................  $  417   $  313     $  261   $  214      $  378
  Senior living communities.....................................      --       --         --       14          68
  Net gains (losses) on property transactions...................       1        1        (10)       1          (6)
  Equity in earnings of affiliate...............................       6        5          4        3          --
                                                                  ------   ------     ------   ------      ------
        Total revenues..........................................     424      319        255      232         440
  Operating profit before corporate expenses and
   interest.....................................................     194      144        117      109          77
  Corporate expenses.........
  Interest income...............................................      27       26         17       15          14
  Interest expense (3)..........................................     128      101         77       65          60
  Income before extraordinary item and
   cumulative effect of accounting changes(4)...................      47       32         26       31          10
  Net income....................................................      47       32          9       31           6
BALANCE SHEET DATA:
  Total assets..................................................  $2,532   $1,872     $1,810   $1,734      $1,696
  Total debt....................................................   1,803    1,082      1,084      785         658
OTHER DATA:
  EBITDA(5).....................................................  $  291   $  226     $  194   $  178      $  166
  Depreciation and amortization.................................      80       64         62       64          71
  Cash provided by operating activities.........................     178      128        112      118          75
  Cash used in investing activities.............................    (608)     (76)       (76)    (107)        (23)
  Cash provided by (used in) financing activities(6)............     529      (34)        77       (1)        (52)
  Cash interest expense(7)......................................     123       99         75       63          55
  Ratio of earnings to fixed charges(8).........................     1.6x     1.5x       1.5x     1.7x        1.3x
  EBITDA to cash interest expense...............................     2.4x     2.3x       2.6x     2.8x        3.0x
--------------

(1)  Fiscal year 1996 includes 53 weeks.
(2) Prior to the Distribution (as defined herein) in October 1993, revenues included room sales and food and beverage sales at hotel properties, as well as sales from senior living communities. Subsequent to October 1993, revenues include house profit from the Company's hotel properties, lease rentals from the Company's senior living communities, net gains (losses) on real estate transactions and equity in earnings of an affiliate. House profit represents hotel sales, less property-level expenses, excluding depreciation, management fees, property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses. See Note 1 to the Company's Consolidated Financial Statements.
(3) Interest expense excludes interest costs capitalized in connection with the Company's development and construction activities of $1 million in 1996, $2 million in 1995, $1 million in 1994 and $5 million in 1993.
(4) Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," was adopted in the first quarter of 1993. In the second quarter of 1993, the Company changed its accounting method for assets held for sale. The Company recorded a $24 million credit to reflect the adoption of SFAS No. 109 and a $28 million charge, net of taxes of $19 million, to reflect the change in its accounting method for assets held for sale. In the second quarter of 1995, the Company recorded an extraordinary loss on the extinguishment of debt of $14 million and $3 million, net of taxes, in connection with the redemption and defeasance of senior notes and the repayment of the Acquisitions Revolver (as defined herein).
(5) EBITDA, as defined in the senior notes indentures, consists of the sum of consolidated net income, interest expense, income taxes, depreciation and amortization and certain other noncash items (principally non-cash write-downs of lodging properties and equity in earnings of an affiliate, net of distributions received). EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements and is used as part of the tests to determine the Company's ability to incur debt and to make certain restricted payments. The Company considers EBITDA to be an indicative measure of the Company's operating performance due to the significance of the Company's long-lived assets and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered as an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations.
(6) Cash used in financing activities includes the transfer of asset sales proceeds and operating cash to Hospitality for the required Hospitality Notes redemptions and other Hospitality corporate uses.
(7) Cash interest expense reflects interest expense, as calculated under generally accepted accounting principles, less amortization of deferred financing costs.
(8) The ratio of earnings to fixed charges is computed by dividing net income before taxes, interest expense and other fixed charges by total fixed charges, including interest expense, amortization of debt issuance costs and the portion of rent expense that is deemed to represent interest.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The Company was formed on October 8, 1993 in connection with Host Marriott's pro rata distribution of Marriott International (the "Distribution"), to hold the majority of Host Marriott's lodging properties not financed by mortgage debt. The following analysis and the related consolidated financial statements included herein are presented as if the Company were a separate subsidiary of Host Marriott, as well as giving effect to the Merger (defined below) for all periods presented. See Note 1 to the Consolidated Financial Statements.

          During the third quarter of 1997, the Company (or "Properties") completed a consent solicitation with holders of the Properties Notes (defined herein) to amend certain provisions of the senior notes indenture. A similar consent solicitation was conducted by HMC Acquisition Properties, Inc. ("Acquisitions") (together, the "Consent Solicitations"). The Consent Solicitations facilitated the merger of Acquisitions, a wholly-owned indirect subsidiary of Host Marriott, which owned 17 full-service hotel properties, with and into the Company (the "Merger"). The financial statements of the Company present the consolidated financial position, results of operations and cash flows of Properties and Acquisitions for all periods presented.

          Revenues include house profit from the Company's hotel properties, net gains (losses) on real estate transactions and equity in the earnings of an affiliate. House profit reflects the net revenues flowing to the Company as property owner and represents hotel sales less property-level expenses excluding depreciation, management fees, property taxes, ground and equipment rent, insurance and certain other costs which are classified as operating costs and expenses.

          The Company's hotel operating costs and expenses are, to a great extent, fixed. Therefore, the Company derives substantial operating leverage from increases in revenue. This operating leverage is somewhat diluted, however, by the impact of base management fees which are calculated as a percentage of sales, variable lease payments and incentive management fees tied to operating performance above certain established levels. Successful full-service hotel performance resulted in certain of the Company's properties reaching levels which allowed the managers to share in the growth of profits in the form of higher management fees. At these higher operating levels, the Company's and managers' interests are very closely aligned, which helps to drive further increases in profitability, but moderates operating leverage. The Company expects that this trend will continue in 1998 as the upscale and luxury full-service segments continue to strengthen.

          For the periods discussed herein, the Company's properties have experienced substantial increases in room revenues generated per available room (excluding food and beverage and other ancillary revenue) ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. The REVPAR increase primarily represents strong percentage increases in room rates, while occupancies have generally increased slightly or remained flat for properties that were already operating under the Marriott brand and increased significantly for those properties converted to the Marriott
brand.   Increases in room rates have generally been achieved by the managers through shifting occupancies away from discounted group business to higher-rated group and transient business. This has been made possible by increased travel due to improved economic conditions and by the favorable supply/demand characteristics existing in the upscale and luxury full-service segments of the lodging industry. The Company expects this supply/demand imbalance in the upscale and luxury full-service segment to continue, which management believes should result in improved REVPAR and operating profits at its hotel properties in the near term. However, there can be no assurance that REVPAR will continue to increase in the future.

1997 COMPARED TO 1996

          Revenues.   The Company's 1997 revenues of $424 million represented a
$105 million, or 33%, increase from 1996 results. The Company's revenues were impacted by several items, including:

             . the addition of 21 full-service hotel properties
               during 1997 and 1996;
             . improved lodging results for comparable properties;
             . the 1996 sale and leaseback of 18 of the Company's Residence
               Inns;
             . the 1996 sale of 17 of the Company's Courtyard properties; and . the 1996 results including 53 weeks versus 52 weeks in 1997.

          Hotel revenues increased $104 million, or 33%, to $417 million in 1997. The increase in hotel revenue for 1997 reflects the addition of 21 full-service hotel properties in 1996 and 1997 ($89 million of revenue in 1997) and overall improved lodging results partially offset by the sale of the Courtyard properties in 1996.

          Overall 1997 revenue and operating profit for nearly all of the Company's full-service hotels were improved or comparable to 1996 results. Improved results were driven by strong increases in REVPAR of nearly 12.8% for comparable units. On a comparable basis, average room rates increased approximately 11%, while average occupancy increased one and one half percentage points. Management believes REVPAR will continue to grow through steady increases in average room rates, combined with minor changes in occupancy rates. However, there can be no assurance that REVPAR will continue to increase in the future.

          Operating Costs and Expenses. Operating costs and expenses consist of depreciation, amortization, management fees, property taxes, ground and equipment rent, insurance, lease payments and certain other costs. The Company's operating costs and expenses for 1997 increased $55 million to $230 million, primarily reflecting the addition of 21 full-service properties in 1997 and 1996 as well as a full year of lease payments for the Company's Residence Inns. As a percentage of hotel revenues, hotel operating costs and expenses were 55% and 56% of hotel revenues in 1997 and 1996, respectively, which reflects the operating leverage for the Company's full-service properties, partially offset by the impact of a full year of Residence Inn lease payments.

          Operating Profit.   As a result of the changes in revenues and
operating costs and expenses discussed above, the Company's operating profit increased $50 million to $194 million, or 46% of revenues, from $144 million, or 45% of revenues, in 1996. In nearly all markets, the Company's hotels recorded improvements in comparable operating results. In particular, the Company's hotels in the Mid-Atlantic and Pacific coast regions benefited from the upscale full-service room supply and demand imbalance. Hotels in Denver and the New York World Trade Center performed particularly well, along with properties in San Francisco/Silicon Valley and in Southern California. The Company expects 1998 results to be strong in these markets and other gateway cities in which the Company owns hotels. In 1997, the Company's suburban Atlanta properties (three properties totaling 1,022 rooms) generally reported decreased results due to higher activity in 1996 related to the Summer Olympics and the impact of the additional supply added to the suburban areas. However, the Company's downtown Atlanta hotel performed well and was only marginally impacted by the additional supply.

          Corporate Expenses. Corporate expenses remained unchanged at $15 million in 1997. As a percentage of revenues, corporate expenses decreased to 3.5% of revenues in 1997 from 4.7% of revenues in 1996.

          Interest Expense.   Interest expense increased $27 million to $128
million primarily due to $600 million in new senior notes issued in July 1997.

          Net Income.   The Company's net income increased $15 million to $47
million, or 11% of revenues, for 1997, compared to net income of $32 million, or 10% of revenues, for 1996. The increase is primarily due to the increase in operating profit discussed above, partially offset by the increase in interest expense.

1996 COMPARED TO 1995

          Revenues.   Revenues increased $64 million, or 25%, to $319 million
for 1996. The Company's revenue and operating profit were impacted by several items, including:

             . the addition of 16 full-service hotel properties during 1995 and
               1996;
             . improved lodging results for comparable properties;
             . the 1996 sale and leaseback of 18 of the Company's Residence
               Inns;
             . the 1995 and 1996 sale of 53 of the Company's Courtyard
               properties;
             . the 1996 results including 53 weeks versus 52 weeks in 1995;
             . the $10 million pre-tax charge in 1995 to write down the carrying value of certain Courtyard and Residence Inn properties held for sale to their net realizable value; and
             . the 1995 sale of four of the Company's Fairfield Inns.

          Hotel revenues increased $52 million, or 20%, to $313 million in 1996 as the Company's full-service hotels and Residence Inn properties reported growth in REVPAR. Hotel sales increased $156 million, or 22%, to $865 million reflecting the REVPAR increases for comparable units and the addition of full-service properties, partially offset by the sale of the Courtyard properties.

          Overall 1996 revenue and operating profit for nearly all of the Company's full-service hotels were improved or comparable to 1995 results. Improved results were driven by strong increases in REVPAR of 10% for comparable units. On a comparable basis, average room rates increased 7%, while average occupancy increased over two percentage points.

          The net loss on property transactions for 1995 includes the pretax charge of $10 million to write down the carrying value of five individual Courtyard and Residence Inn properties held for sale to their net realizable value.

          Operating Costs and Expenses. The Company's operating costs and expenses for 1996 increased $37 million to $175 million, primarily reflecting the addition of 16 full-service properties during 1995 and 1996, increased management fees and rentals tied to improved operating results and properties sold and leased back, partially offset by the sale of certain limited-service properties. Hotel operating costs increased $38 million to $175 million. Hotel revenues, hotel operating costs and expenses represented 56% of hotel revenues in 1996 and 52% of hotel revenues in 1995, reflecting the shifting emphasis to full-service hotels and the impact of the lease payments of the Residence Inn properties.

          Operating Profit.   As a result of the changes in revenues and
operating costs and expenses discussed above, the Company's operating profit increased $27 million to $144 million, or 45% of revenues, from $117 million, or 46% of revenues, in 1995. Hotel operating profit increased $14 million to $138 million or 44% of hotel revenues, from $124 million, or 48% of hotel revenues, in 1995. Nearly all of the Company's hotels recorded substantial improvements in operating results. Several hotels, including the San Francisco Airport Marriott, the San Francisco Marriott Fisherman's Wharf, Westfields Conference Resort, Houston Airport Marriott and the Miami Airport Marriott, posted particularly significant improvements in operating profit for the year.
Portions of the Miami Airport Marriott were converted to limited-service rooms in order to increase the overall occupancy and operating results of the
property.   Three properties which were renovated and converted to the Marriott brand in 1995, the Denver Marriott Tech Center, Marriott's Mountain Resort at Vail and the Williamsburg Marriott, have also shown significant improvement over the prior year. The Company's Atlanta properties (1,469 rooms) also posted outstanding results due, in part, to the 1996 Summer Olympics.

          Corporate Expenses. Corporate expenses increased $1 million to $15 million, primarily due to higher average assets for the Company during the year, which resulted in an increase in the allocation of corporate expenses to the

Company. As a percentage of revenues, corporate expenses were 4.7% of revenues for 1996 and 5.5% of revenues for 1995.

          Interest Expense. Interest expense increased $24 million to $101 million primarily due to the increase in the overall level of debt, as well as a higher average interest rate, as a result of the Acquisitions Offering (as defined herein), a full year of expense related to debt incurred in conjunction with the acquisition of certain hotel properties in 1995 and the impact of the Properties Offering (as defined herein).

          Income Before Extraordinary Item.   The Company reported income before
extraordinary item of $32 million which represented a $6 million increase from $26 million in 1995. The increase is due to the change in operating profit and interest expense discussed above, including the $10 million charge in 1995 to write down the carrying value of certain limited service properties held for sale to their net realizable value.

          Extraordinary Item.   In connection with the redemption and defeasance
of debt in the second quarter of 1995 and the repayment of the Acquisitions Revolver (as defined herein) in December 1995, the Company recognized an extraordinary loss of $17 million, after taxes, primarily representing premiums paid on the extinguishment of debt and the write-off of deferred financing fees.

          Net Income.   The Company's net income was $32 million for 1996,
compared to net income of $9 million for 1995. The increase is primarily due to the increase in operating profit discussed above and the $17 million extraordinary loss on the extinguishment of debt in 1995, partially offset by the increase in interest expense discussed above.

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

          Capital Transactions. In May 1995, the Company issued an aggregate of $600 million of 9 1/2% senior secured notes (the "Properties Notes"), collectively, the "Properties Offering". The Properties Notes were issued at par and have a final maturity of May 2005. The net proceeds were used to defease, and subsequently redeem, all of the senior notes (the "Hospitality Notes") issued by Host Marriott Hospitality, Inc. and to repay borrowings under the line of credit with Marriott International. In connection with the redemptions and defeasance, the Company recognized an extraordinary loss in 1995 of $14 million, net of taxes.

          In December 1995, Acquisitions issued $350 million of 9% senior notes (the "Acquisitions Notes"), collectively, the "Acquisitions Offering". The Acquisitions Notes were issued at par and have a final maturity of December 2007. A portion of the net proceeds were utilized to repay in full the outstanding borrowings under the $230 million revolving line of credit (the "Acquisitions Revolver"), which was then terminated. In connection with the termination of the Acquisition Revolver, the Company recognized an extraordinary loss in 1995 of $3 million, net of taxes.

          On July 10, 1997, the Company completed the Consent Solicitations with holders of Properties Notes and Acquisition Notes to amend certain provisions of their senior notes indentures. The Consent Solicitations facilitated the merger of Acquisitions with and into Properties (the "Merger"). The amendments to the indentures also increased the ability of the Company to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold for distributions to affiliates to the excess of the Company's earnings before interest expense, income taxes, depreciation and amortization and other non-cash items subsequent to the Consent Solicitations over 220% of the Company's interest expense.

          Concurrent with the Consent Solicitations and Merger, the Company issued $600 million of 8 7/8% senior notes (the "New Properties Notes") at par maturing in 2007 (the "Offering"). The Company received net proceeds from the Offering of approximately $570 million, net of the costs of the Consent Solicitation and the Offering, which will be used to fund future acquisitions of, or the purchase of controlling interests in full-service hotels and other lodging-related properties, which may include senior living communities, as well as for general corporate purposes.

          The Properties Notes, the Acquisition Notes and the New Properties Notes (collectively, the "Senior Notes") are guaranteed on a joint and several basis by certain of the Company's subsidiaries and rank pari passu in right of payment with all other existing and future senior indebtedness of the Company. The indentures governing the Senior Notes, each contain covenants that, among other things, limit the ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of subsidiaries, and enter into certain mergers and consolidations. The Company is required to make semi-annual cash interest payments on the notes at their stated interest rate. The Company is not required to make principal payments until maturity except in the event of (i) certain changes in control or (ii) certain asset sales in which the proceeds are not reinvested in other hotel properties within a specified period of time. Investment in subsidiaries of the Company which did not guarantee the Senior Notes are currently limited to 15% of the sum of parent and guarantor subsidiaries' assets plus the investment in non-guarantor subsidiaries. The limitation increases to 20% effective July 10, 1998.

          The Company paid dividends of approximately $54 million, $28 million and $36 million in 1997, 1996 and 1995, respectively. Prior to the Properties Offering, all of the Company's net cash flow was transferred to Hospitality, and therefore, the Company maintained no cash balances. Subsequent to the Properties Offering, the Company established and maintains separate cash balances.

          Capital Acquisitions, Additions and Improvements. The Company continues to focus on maximizing the profitability of its existing full-service portfolio and acquiring additional high-quality, full-service hotel properties as conditions, principally the availability of capital, permit. The Company believes that the upscale and luxury full-service segments of the market offer opportunities to acquire assets at attractive multiples of cash flow and at substantial discounts to replacement value, including under-performing hotels which can be improved by conversion to the Marriott or Ritz-Carlton brands. In 1997, the Company purchased, or acquired controlling interests in, the 306-room Ritz-Carlton, Marina del Rey for $57 million, the 404-room Norfolk Waterside Marriott for $33 million, the 884-room Marriott Desert Spring Resort for $184 million, including $123 million in assumed debt, the 380-room Manhattan Beach Radisson Plaza Hotel, which was converted to the Marriott brand, for $29 million and the 300-room Coronado Island Marriott Resort (formerly the Le Meridien Hotel) for $54 million. The Company also acquired a controlling interest in the Chesapeake Hotels Limited Partnership ("CHLP"), the owner of six full-service properties (2,994 rooms), along with $105 million in CHLP receivables from Host Marriott for approximately $135 million. The Company already owned the non-recourse second mortgages on the CHLP properties. The acquisition of a controlling interest in CHLP includes the difference between the cash transferred and Host Marriott's carried-over cost basis of the properties, net of the related tax effect, which has been charged to additional paid-in capital. Subsequent to year end the Company acquired a controlling interest in the 1,671-room Atlanta Marriott Marquis for $239 million including the assumption of $164 million of mortgage debt. Additionally, the Company acquired a controlling interest in the partnership that owns the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest. During 1996, the Company purchased, or acquired controlling interests in, nine full-service properties totaling 3,124 rooms for approximately $292 million. The acquisition of the Salt Lake City Marriott in 1996 for $67 million included the purchase of a 20% general partner interest from Host Marriott. The difference between the cash transferred to Host Marriott and the carried-over cost basis of the 20% interest, net of the related tax effect, has been charged to additional paid-in capital. The Company also completed construction and opened the Pentagon City Residence Inn in April 1996. In addition, during the first quarter of 1996, the Company acquired, for $20 million, a minority interest in a joint venture controlled by Host Marriott that owns two hotels in Mexico City, Mexico. The Company subsequently sold its interest to Host Marriott for $20 million in the third quarter of 1996. During 1995, the Company acquired seven full-service properties totaling 3,133 rooms for approximately $329 million (including $94 million of first mortgage financing on two of the hotels).

          The Company's capital expenditures in 1997, 1996 and 1995 (excluding the acquisition of properties) totaled $73 million, $85 million and $72 million, respectively. The Company incurs capital expenditures for upgrading acquired hotels to the Company's and the managers' standards as well as a result of certain improvement projects for non-conversion hotels. The Company incurred approximately $6 million, $24 million and $14 million in conversion costs for the converted hotels in 1997, 1996 and 1995, respectively. The Company anticipates spending approximately $75 million to $85 million in capital expenditures for the renovation and refurbishment of the Company's existing properties in 1998.

          Asset Dispositions. The Company historically has sold, and may from time to time in the future consider selling, certain of its real estate properties at attractive prices when the proceeds could be redeployed into investments with more favorable returns. The Company sold the Sheraton Elk Grove Suites for $16 million in September 1997. During the first and second quarters of 1996, the Company completed a sale and leaseback with the REIT for its 16 remaining Courtyard properties and 18 of its Residence Inn properties for $349 million (10% of which was deferred). During the second quarter of 1996, Host Marriott purchased the Company's rights to the deferred proceeds and obligations under the lease for the 16 Courtyard properties for $13 million.
The Company retained its rights to the deferred proceeds and obligations under the lease for the 18 Residence Inns.

          During 1995, the Company sold to and leased back from the REIT 37 of its Courtyard properties for a total of $330 million (10% of which was deferred). The Company transferred its rights to receive the deferred proceeds and obligations to perform under the leases to a subsidiary of Hospitality during 1995. The Company sold the Springfield Radisson Hotel (which was acquired in December 1994 as part of a portfolio of seven hotels) in December 1995 for net cash proceeds of $3 million, which approximated its carrying value. Also, during 1995, the Company sold its remaining four Fairfield Inns for net cash proceeds of approximately $6 million.

          Cash Flows. The Company's cash flow provided by operations in 1997, 1996 and 1995 totaled $178 million, $128 million and $112 million, respectively.

          The Company's cash used in investing activities was $608 million in 1997 and $76 million in each of 1996 and 1995. The Company's cash used in investing activities consists primarily of acquisitions of hotel properties, capital expenditures for conversions, improvements and renewals and replacements and the purchases of short-term marketable securities, partially offset by the net proceeds of sales of certain assets previously discussed.

          The Company's cash provided by financing activities was $529 million and $77 million in 1997 and 1995, while cash used in financing activities was $34 million in 1996. The Company's cash from financing activities consists primarily of the issuance and repayment of debt as a result of the Offering, the Properties Offering, the Acquisitions Offering and the Acquisitions Revolver, dividends and contributed capital. In fiscal year 1995, the Company made draws on the Acquisitions Revolver of $59 million to fund the acquisition of full-service properties and made repayments of $226 million. The Acquisitions Revolver was extinguished in 1995. In 1995, the Company transferred $151 million of cash to Hospitality, including $100 million from asset sales proceeds used by Hospitality for redemption of the Hospitality Notes. As the net proceeds from the Properties Offering were used to repay Hospitality Notes and a portion of the outstanding balance on Host Marriott's former $630 million revolving line of credit with Marriott International (the "Line of Credit"), the Company's historical financial statements present the pushed down portion of the Hospitality Notes and Line of Credit so repaid. Pursuant to the Hospitality Notes indenture, Hospitality Notes were required to be repaid to the extent of 50% to 75% of the net proceeds from certain asset sales and 100% of net financing proceeds.

          The net proceeds from the Properties Offering, along with the net proceeds from a $400 million concurrent offering by Host Marriott Travel Plazas, Inc. ("HMTP"), were used to defease all of the remaining Hospitality Notes not redeemed with the asset sales proceeds discussed above and to repay indebtedness under the Line of Credit. In connection with the redemptions and defeasance of the Hospitality Notes, the Company recognized an extraordinary loss in the second quarter of 1995 of $14 million, net of taxes of $8 million, primarily representing premiums of $11 million paid on the redemptions and the write-off of deferred financing fees and discounts on the debt.

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

          EBITDA increased $65 million to $291 million in 1997 from $226 million in 1996. Hotel EBITDA increased $63 million to $268 million for 1997. The increase in hotel EBITDA is due to the increase in comparable full-service EBITDA of 16% and the addition of 21 full-service hotels in 1997 and 1996 partially offset by the sale of limited-service properties in 1996. Full-service hotel EBITDA increased $73 million, or 38%, to $264 million for 1997.

          The Company's ratio of EBITDA to cash interest expense (defined as GAAP interest expense less amortization of deferred financing costs) was 2.4 to 1.0, 2.3 to 1.0 and 2.6 to 1.0 in 1997, 1996 and 1995, respectively. The ratio of earnings to fixed charges was 1.6 to 1.0, 1.5 to 1.0 and 1.5 to 1.0 in 1997, 1996 and 1995, respectively.

             The following is a reconciliation of EBITDA to net income (in millions):

                                             Fifty-two Weeks Ended   Fifty-three Weeks Ended
                                                January 2, 1998          January 3, 1997
                                             ----------------------  ------------------------
EBITDA                                                $ 291                     $ 226
Interest expense...........................            (128)                     (101)
Depreciation and amortization..............             (80)                      (64)
Income taxes applicable to operations......             (31)                      (22)
Gain (loss) on dispositions of assets and
          other non-cash charges, net......              (5)                       (7)
                                                      -----                     -----
            Net income.....................           $  47                     $  32
                                                      =====                     =====

INFLATION

          The Company's lodging properties are impacted by inflation through its effect on increasing costs and on the managers' ability to increase room rates. Unlike other real estate operations, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation generally can be passed on to customers.

NEW ACCOUNTING STANDARDS

          The Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", and SFAS No. 129 "Disclosure of Information About Capital Structure. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

          On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

          The Company is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its hotels from its statements of operations. If the Company concludes that EITF 97-2 should be applied to its hotels, it would include operating results of those managed operations in its financial statements. Application of EITF 97-2 to financial statements as of and for the 52 weeks ended January 2, 1998, would have increased both revenues and operating expenses by approximately $692 million and would have had no impact on operating profit or net income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             The following financial information is included on the pages indicated:

                                                                                              PAGE
                                                                                              ----

             Report of Independent Public Accountants                                           21

             Consolidated Balance Sheets at January 2, 1998 and January 3, 1997.............    22

             Consolidated Statements of Operations for Fiscal Years Ended January 2, 1998,
              January 3, 1997 and December 29, 1995.........................................    23

             Consolidated Statements of Shareholder's Equity for Fiscal Years
              Ended January 2, 1998, January 3, 1997 and  December 29, 1995.................    24

             Consolidated Statements of Cash Flows for Fiscal Years Ended January 2, 1998,
              January 3, 1997 and December 29, 1995.........................................    25

             Notes to Consolidated Financial Statements.....................................    26

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To HMH Properties, Inc.:

          We have audited the accompanying consolidated balance sheets of HMH Properties, Inc. and subsidiaries as of January 2, 1998 and January 3, 1997, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three fiscal years in the period ended January 2, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HMH Properties, Inc. and subsidiaries as of January 2, 1998 and January 3, 1997 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1998, in conformity with generally accepted accounting principles.

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


                                  Arthur Andersen LLP

Washington, D.C.
February 27, 1998

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JANUARY 2, 1998 AND JANUARY 3, 1997
                       (IN MILLIONS, EXCEPT SHARE DATA)



                                               1997    1996
               ASSETS                         ------  ------
Property and equipment, net.................  $1,960  $1,473
Note receivable from affiliate..............      --     140
Due from hotel managers.....................      31      35
Investment in affiliate.....................      18      17
Other assets................................      92      66
Short-term marketable securities............     191      --
Cash and cash equivalents...................     240     141
                                              ------  ------
                                              $2,532  $1,872
                                              ======  ======
       LIABILITIES AND SHAREHOLDER'S EQUITY

Senior Notes................................  $1,550  $  950
Notes secured by real estate assets.........     219      98
Other notes                                       34      34
                                              ------  ------
   Total debt...............................   1,803   1,082
Deferred income taxes.......................     111      87
Other liabilities...........................     100      77
                                              ------  ------
   Total liabilities........................   2,014   1,246
                                              ------  ------


Shareholder's equity
 Common stock, 100 shares authorized,
  issued and outstanding, no par value......      --      --
 Additional paid-in capital.................     525     626
 Accumulated deficit........................      (7)     --
                                              ------  ------
   Total shareholder's equity...............     518     626
                                              ------  ------
                                              $2,532  $1,872
                                              ======  ======





                See Notes to Consolidated Financial Statements.

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND
                               DECEMBER 29, 1995
                                 (IN MILLIONS)


                                                                    1997     1996      1995
                                                                   ------   ------    ------

REVENUES
          Hotels................................................   $ 417    $ 313     $ 261
          Net gains (losses) on property transactions...........       1        1       (10)
          Equity in earnings of affiliate.......................       6        5         4
                                                                   ------   ------    ------
                                                                     424      319       255
                                                                   -----    -----     -----

OPERATING COSTS AND EXPENSES
          Depreciation and amortization.........................      80       64        62
          Base and incentive management fees
           (including Marriott International
           management fees of $65 million, $45
           million and $38 million in 1997, 1996
           and 1995, respectively)..............................      72       49        38
          Property taxes........................................      30       25        21
          Ground rent, lease payments, insurance
           and other............................................      48       37        17
                                                                   -----    -----     -----
                                                                     230      175       138
                                                                   -----    -----     -----

OPERATING PROFIT BEFORE CORPORATE EXPENSES
          AND INTEREST..........................................     194      144       117
Corporate expenses..............................................     (15)     (15)      (14)
Interest expense................................................    (128)    (101)      (77)
Interest income.................................................      27       26        17
                                                                   -----    -----     -----
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...............      78       54        43
Provision for income taxes......................................     (31)     (22)      (17)
                                                                   -----    -----     -----
INCOME BEFORE EXTRAORDINARY ITEM................................      47       32        26
Extraordinary item - loss on extinguishment of
 debt (net of income taxes of $9 million).......................      --       --       (17)
                                                                   -----    -----     -----
NET INCOME......................................................   $  47    $  32     $   9
                                                                   =====    =====     =====


                See Notes to Consolidated Financial Statements.

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
            FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997 AND
                               DECEMBER 29, 1995
                                 (IN MILLIONS)

                                                                      Additional     Accumulated
                                                           Common       Paid-In       Earnings     Distributions to
                                                            Stock       Capital       (Deficit)    Hospitality, net
                                                           -------    ----------     -----------   ----------------
Balance, December 30, 1994................................  $--         $1,133          $ 23           $   (304)
  Net income..............................................   --             --             9                 --
  Cash transfers to Hospitality...........................   --             --            --               (151)
  Non-cash transfers to Hospitality.......................   --             --            --                (71)
  Capital contributions...................................   --              4            --                 --
  Capitalized distributions pursuant
   to the Hospitality  Offering...........................   --           (526)           --                526
  Dividends to Host Marriott and affiliates...............   --             --           (36)                --
                                                           -------    ----------     -----------       ---------
Balance, December 29, 1995................................   --            611            (4)                --
  Net income..............................................   --             --            32
  Dividends to Host Marriott and affiliates...............   --             --           (28)                --
  Sale of residual lease interest in
   16 Courtyard properties................................   --             24            --                 --
  Purchase of general partner interest in
   a full-service property (Note 8).......................   --             (9)           --                 --
                                                           -------    ----------     -----------       ---------
Balance, January 3, 1997..................................   --            626            --                 --
  Net income..............................................   --             --            47                 --
  Dividends to Host Marriott and affiliates...............   --             --           (54)                --
  Purchase of controlling interests in two
   limited partnerships (Note 8)..........................   --           (101)           --                 --
                                                           -------    ----------     -----------       ---------
Balance, January 2, 1998.................................. $ --         $  525          $ (7)          $     --
                                                           =======    ==========     ===========       =========

                See Notes to Consolidated Financial Statements.

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FISCAL YEARS ENDED JANUARY 2, 1998, JANUARY 3, 1997
                             AND DECEMBER 29, 1995
                                 (IN MILLIONS)

                                                                     1997    1996     1995
                                                                     -----   -----   ------
OPERATING ACTIVITIES
 Net income......................................................... $  47   $  32    $   9
 Extraordinary loss on..............................................    --      --       17
 extinguishment of debt, net of
 taxes
 Adjustments to reconcile to  cash from operations:
  Depreciation and amortization.....................................    80      64       62
  Income taxes......................................................    31      21       16
   Net realizable value writedown...................................    --      --       10
   Other............................................................     4       7        3
  Changes in operating accounts:
   Other assets.....................................................     7      (1)      (4)
   Other liabilities................................................     9       5       (1)
                                                                     -----   -----    -----
   Cash provided by operations......................................   178     128      112
                                                                     -----   -----    -----
INVESTING ACTIVITIES
 Proceeds from sales of assets......................................    16     369      340
 Less non-cash proceeds.............................................    --     (34)     (33)
                                                                     -----   -----    -----
   Cash received from sales of assets...............................    16     335      307
    Capital expenditures............................................   (73)    (85)     (72)
 Acquisitions.......................................................  (376)   (307)    (331)
 Purchases of short-term marketable securities......................  (191)     --       --
 Other..............................................................    16     (19)      20
                                                                     -----   -----    -----
   Cash used in investing activities................................  (608)    (76)     (76)
                                                                     -----   -----    -----
FINANCING ACTIVITIES
 Repayment of debt..................................................    (3)     (4)    (815)
 Issuances of debt..................................................   569      --    1,076
 Contributed capital, including advances from affiliates............    --      --        3
 Transfers to Hospitality, net......................................    --      --     (151)
 Dividends to Host Marriott and affiliates..........................   (54)    (28)     (36)
 Other..............................................................    17      (2)      --
                                                                     -----   -----    -----
   Cash provided by (used in) financing activities..................   529     (34)      77
                                                                     -----   -----    -----
INCREASE IN CASH AND CASH EQUIVALENTS...............................    99      18      113
CASH AND CASH EQUIVALENTS, beginning of year........................   141     123       10
                                                                     -----   -----    -----
CASH AND CASH EQUIVALENTS, end of year.............................. $ 240   $ 141    $ 123
                                                                     =====   =====    =====

Non-cash Financing  Activities
Assumption of mortgage debt for the acquisition of, or purchase
 of controlling interests in, certain hotel properties.............. $ 123   $  --   $   95
                                                                     =====   =====   ======


                See Notes to Consolidated Financial Statements.

                    HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          HMH Properties, Inc. (the "Company" or "Properties") was formed on October 8, 1993 in connection with Host Marriott Corporation's ("Host Marriott") pro rata distribution of Marriott International, Inc. ("Marriott International") (the "Distribution") to hold the majority of Host Marriott's lodging properties not financed by mortgage debt. The consolidated financial statements are presented as if the Company were a separate subsidiary of Host Marriott as well as giving effect to the Merger (defined below) for all periods presented. As of January 2, 1998, the Company owned, or had controlling interests in, 58 lodging properties generally located throughout the United States and operated primarily under the Marriott or Ritz-Carlton brands most of which are managed by Marriott International. The Company's hotel properties represent quality assets in the luxury and upscale full-service segments of the lodging industry.

          During the third quarter of 1997, the Company completed a consent solicitation with holders of the Properties Notes (defined herein) to amend certain provisions of the senior notes indenture. A similar consent solicitation was conducted by HMC Acquisition Properties, Inc. ("Acquisitions") (together, the "Consent Solicitations"). The Consent Solicitations facilitated the merger of Acquisitions, a wholly-owned indirect subsidiary of Host Marriott, which owned 17 full-service hotel properties, with and into the Company (the "Merger"). The financial statements of the Company present the consolidated financial position, results of operations and cash flows of Properties and Acquisitions for all periods presented.

          The Company is a direct wholly-owned subsidiary of Host Marriott Hospitality, Inc. ("Hospitality") which is a direct wholly-owned subsidiary of Host Marriott. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. Net transfers subsequent to the Distribution between the Company and Hospitality are included in the statement of shareholder's equity. Such amounts are reflected as a component of equity because the balance accumulated through the date of consummation of the Properties Offering (defined herein) was not required to be paid, but rather was a permanent adjustment to capital on May 25, 1995.

          An analysis of the activity in the "Distributions to Hospitality, net" for the fiscal year ended December 29, 1995 is as follows (in millions):

             Balance, Distributions to Hospitality, net, December 30, 1994..  $(304)
              Increase in taxes payable.....................................      8
              Non-cash transfers to Hospitality.............................    (79)
              Cash transfers to Hospitality.................................   (151)
              Amount reclassified as additional paid-in capital.............    526
                                                                              -----
             Balance, Distributions to Hospitality, net, May 25, 1995.......  $  --
                                                                              =====

          The average balance of Distributions to Hospitality, net for the period from December 31, 1994 through May 25, 1995 was $461 million.

          The Company operates as a unit of Host Marriott and Hospitality, utilizing Host Marriott's employees, insurance and administrative services. Through May 25, 1995, the Company also utilized Host Marriott's centralized systems for cash management and substantially all cash received by the Company was deposited in and commingled with Host Marriott's and Hospitality's general corporate funds. Subsequent to May 25, 1995, the Company has maintained separate cash accounts. The Company has no employees. Certain operating expenses, capital expenditures and other cash

                    HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements of the Company are paid by Host Marriott and Hospitality and charged directly or allocated to the Company. Certain general and administrative costs of Host Marriott are allocated to Hospitality and, in turn, to the Company, using a variety of methods, principally including Host Marriott's specific identification of individual cost items and otherwise through allocations based upon estimated levels of effort devoted by its general and administrative departments to individual entities or relative measures of size of the entities based on assets. In the opinion of management, the methods for allocating corporate, general and administrative expenses and other direct costs are reasonable. It is not practicable to estimate the costs that would have been incurred by the Company if it had been operated on a stand-alone basis, however, management believes that these expenses are comparable to the expected allocation by Host Marriott of general and administrative costs on a forward-looking basis.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method. All material intercompany transactions and balances have been eliminated.

Fiscal Year

          The Company's fiscal year ends on the Friday nearest to December 31. Full year results for 1996 include 53 weeks versus 52 weeks for fiscal years 1997 and 1995.

Revenues and Expenses

          Revenues include house profit from the Company's hotel properties because the Company has delegated substantially all of the operating decisions related to the generation of house profit from its hotels to the manager. Revenues also include net gains (losses) on property transactions and equity in the earnings of an affiliate. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results, less property-level expenses, excluding depreciation and amortization, management fees, property taxes, ground and equipment rent, insurance and lease payments, which are classified as operating costs and expenses.

          On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

          The Company is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its hotels from its statements of operations (see Note 13). If the Company concludes that EITF 97-2 should be applied to its hotels, it would include operating results of those managed operations in its financial statements. Application of EITF 97-2 to financial statements as of and for the 52 weeks ended January 2, 1998, would have increased both revenues and operating expenses by approximately $692 million and would have had no impact on operating profit or net income.

                    HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          In cases where management is holding for sale particular lodging properties, the Company assesses impairment based on whether the estimated sales price less costs of disposal of each individual property to be sold is less than its net book value. A lodging property is considered to be held for sale when the Company has made the decision to dispose of the property. Otherwise, the Company assesses impairment of its real estate properties based on whether the estimated net undiscounted future cash flows from each individual property (excluding debt service) will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value less cost to sell.

Deferred Charges

             Deferred financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

Cash, Cash Equivalents and Short-Term Marketable Securities

          The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents includes approximately $15 million and $3 million as of January 2, 1998 and January 3, 1997, respectively, of cash related to certain consolidated partnerships, the use of which is restricted generally to partnership purposes to the extent it is not distributed to the partners. Short-term marketable securities include investments with a maturity of 91 days to one year at the date of purchase. The Company's short-term marketable securities represent investments in U.S. government agency notes and high quality commercial paper. The short-term marketable securities are categorized as available for sale and as a result are stated at fair market value. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized.

Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. The Company maintains cash and cash equivalents and short-term marketable securities with high credit-quality financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure

                    HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Statements of Financial Accounting Standards

          The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 129, "Disclosure of Information About Capital Structure." The adoption of these statements did not have a material effect on the Company's consolidated financial statements and the appropriate disclosure required by these statements have been incorporated herein. The Company will adopt SFAS No. 130, "Reporting Comprehensive Income," in 1998 and does not expect it to have a material effect on the Company's consolidated financial statements.

          The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asses to be Disposed Of" in 1995. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in millions):

                                                1997     1996
                                               ------   ------
      Land and land improvements               $  220   $  171
      Building and leasehold improvements       1,773    1,315
      Furniture and equipment                     264      180
      Construction in progress                     18       47
                                               ------   ------
                                                2,275    1,713
      Less accumulated depreciation
        and amortization                         (315)    (240)
                                               ------   ------
                                               $1,960   $1,473
                                               ======   ======

          Interest cost capitalized in connection with the Company's development and construction activities totaled $1 million in 1996 and $2 million in 1995. No interest was capitalized during 1997.

          In the second quarter of 1995, the Company made a determination that its owned Courtyard and Residence Inn properties were held for sale and recorded a $10 million charge to write down the carrying value of five individual Courtyard and Residence Inn properties to their estimated net realizable value.

3.   NOTE RECEIVABLE FROM AFFILIATE

          In connection with the sale of several hotels to an affiliated limited partnership in 1984, a subsidiary of the Company received as proceeds $168 million in notes receivable that are secured by nonrecourse mortgages on the underlying properties. On September 10, 1997, Host Marriott successfully completed the purchase of all of the partnership units in Chesapeake Hotel Limited Partnership ("CHLP"). The Company acquired a controlling interest along with $105 million in CHLP receivables, from Host Marriott on October 10, 1997 for $135 million and consolidated CHLP in the fourth quarter.

                    HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   INVESTMENT IN AFFILIATE

          On February 26, 1994, Host Marriott transferred to the Company a 49% limited partner interest in an affiliate that owns a hotel in Santa Clara, California, in exchange for $30 million in cash. The difference between the cash transferred to Host Marriott and the carried-over cost basis of the 49% interest, net of the related tax effects, has been charged to additional paid-in
capital.   The investment is accounted for using the equity method. The Company has a 49% interest in the operating profits (income before interest costs) in the partnership which is included in equity in the earnings of an affiliate. The Company's equity in income of the partnership was $6 million, $5 million and $4 million for 1997, 1996 and 1995, respectively.

5.   INCOME TAXES

             Total deferred tax assets and liabilities at January 2, 1998 and January 3, 1997 were as follows:

                                                     1997     1996
                                                    -------  ------
                                                     (in millions)
               Gross deferred tax assets..........   $  30   $  18
               Gross deferred tax liabilities.....    (141)   (105)
                                                     -----   -----
               Net deferred income tax liability..   $(111)    (87)
                                                     =====   =====

          The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of January 2, 1998 and January 3, 1997 were as follows:

                                                     1997     1996
                                                    ------   ------
                                                    (in millions)
               Tax credit carryforwards...........   $  10   $  9
               Reserves...........................      14      6
               Affiliate notes receivable.........     (41)   (43)
               Property and equipment.............    (100)   (62)
               Investment affiliate...............       6      3
                                                     -----   ----
                                                     $(111)  $(87)
                                                     =====   ====

          At January 2, 1998, the Company had approximately $10 million of alternative minimum tax credit carryforwards which do not expire.

             The provision (benefit) for income taxes consists of (in millions):

                                                     1997      1996     1995
                                                    -------   ------   ------

                Current
                 -Federal.........................   $  14    $  19    $  15
                 -Foreign.........................       2       --       --
                 -State...........................       4        4        3
                                                     -----    -----    -----
                                                        20       23       18
                Deferred
                 -Federal.........................       9       (1)      (1)
                 -State...........................       2       --       --
                                                     -----    -----    -----
                                                        11       (1)      (1)
                                                     -----    -----    -----
                                                     $  31    $  22    $  17
                                                     =====    =====    =====

                    HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate is as follows:


                                                                  1997    1996    1995
                                                                  -----   -----   -----
      Statutory Federal tax rate.................................. 35.0%   35.0%   35.0%
      State income tax, net of Federal tax benefit................  4.7     4.7     4.5
      Other ......................................................   --     1.0      --
                                                                  -----   -----   -----
                                                                   39.7%   40.7%   39.5%
                                                                  =====   =====   =====

          The Company is included in the consolidated Federal income tax return of Host Marriott and its affiliates (the "Group"). Tax expense allocated to the Company, as a member of the Group, is based upon the Company's relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal tax expense allocated to the Company for all periods presented substantially equal to the expense that would be recognized if the Company and its subsidiaries filed a separate return. On a separate return basis, net state income tax expense would have been substantially equal to the expense reported for the fiscal years ended January 2, 1998 and January 3, 1997, and would have been approximately $1 million higher for the fiscal year ended December 29, 1995.

          The Company reimburses Host Marriott for its allocable share of current taxes payable. At January 2, 1998, $9 million was payable to Host Marriott. For Federal income tax purposes, the Company is a member of the affiliated group of Host Marriott and its subsidiaries. The Company's share of the affiliated group's tax liability is limited to the lesser of the liability computed as if the Company was in a separate affiliated group, or its allocable portion of the affiliated group's tax liability. Cash paid to Host Marriott for income taxes was $44 million, $1 million and $1 million in 1997, 1996 and 1995, respectively.

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

             Future minimum annual rental commitments for all non-cancelable operating leases are as follows (in millions):

                 Fiscal Year
                 -----------
                 1998.............................  $ 31
                 1999.............................    30
                 2000.............................    29
                 2001.............................    27
                 2002.............................    26
                 Thereafter........................  258
                                                    ----
                    Total minimum lease payments..  $401
                                                    ====


                    HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Rent expense consists of (in millions):

                                                              1997   1996   1995
                                                              -----  -----  -----
  Minimum rentals on operating leases.......................  $  27  $  20  $   8
  Additional rentals based on sales                              10      7      4
                                                              -----  -----  -----
                                                              $  37  $  27  $  12
                                                              =====  =====  =====

7.   DEBT

 Debt consists of the following at January 2, 1998 and January 3, 1997 (in millions):

                                                                     1998      1997
                                                                   ------     -----

  Properties Notes, 9.5%, maturing May 15, 2005.............       $  600     $ 600
  Acquisition Notes, 9.0% maturing December 2007............          350       350
  New Properties Notes, 8.875% maturing December 2007.......          600        --
                                                                   ------    ------
   Total Senior Notes.......................................        1,550       950
                                                                   ------    ------
  Notes secured by $403 million of real estate assets,
   with an average rate of 7.9% at January 2, 1998,
   maturing through 2002....................................          219        98
  Other notes with an average rate of 7.1%
   at January 2, 1998, maturing through 2014................           34        34
                                                                   ------    ------
                                                                   $1,803    $1,082
                                                                   ======    ======

          In May 1995, the Company issued $600 million of senior secured notes at 9.5% (the "Properties Notes"), collectively the "Properties Offering". Concurrently, HMTP, the operator/manager of HM Services' food, beverage and merchandise concessions business, issued $400 million of senior notes. The bonds were issued at par and have a final maturity of May 2005. The net proceeds were used to defease, and subsequently redeem, all of the senior notes of Hospitality and to repay borrowings under the line of credit with Marriott International. In connection with the redemptions and defeasance, the Company recognized an extraordinary loss in 1995 of $14 million, net of taxes, primarily representing premiums paid on the redemptions and the write-off of deferred financing fees and discounts on the Hospitality senior notes.

          In December 1995, Acquisitions issued $350 million of 9% senior notes (the "Acquisitions Notes"). The Acquisitions Notes were issued at par and have a final maturity of December 2007. A portion of the net proceeds were utilized to repay in full the outstanding borrowings under the $230 million revolving line of credit (the "Acquisitions Revolver"), which was then terminated. In connection with the termination of the Acquisitions Revolver, the Company recognized an extraordinary loss in 1995 of $3 million, net of taxes, representing the write-off of deferred financing fees on the Acquisitions Revolver.

          On July 10, 1997, Properties and Acquisitions completed the Consent Solicitations with the holders of Properties Notes and Acquisition Notes to amend certain provisions of their senior note indentures. The Consent Solicitations facilitated the merger of Acquisitions with and into Properties. The amendments to the indentures also increased the ability of the Company to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold for distributions to affiliates to the excess of the Company's earnings before interest expense,

                    HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income taxes, depreciation and amortization and other non-cash items subsequent to the Consent Solicitations over 220% of the Company's interest expense.

          Concurrent with the Consent Solicitations and Merger, the Company issued $600 million of 8 7/8% senior notes ( the "New Properties Notes") at par maturing in December 2007 (the "Offering"). The Company received net proceeds from the Offering of approximately $570 million, net of the costs of the Consent Solicitation and the Offering.

          The Properties Notes, the Acquisitions Notes and the New Properties Notes (collectively, the "Senior Notes") are guaranteed on a joint and several basis by certain of the Company's subsidiaries and rank pari passu in right of payment with all other existing and future senior indebtedness of the Company. The indentures governing the Senior Notes contain covenants that, among other things, limit the ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell stock of subsidiaries, and enter into certain mergers and consolidations. The Company is required to make semi-annual cash interest payments on the notes at their stated interest rate. The Company is not required to make principal payments until maturity except in the event of (i) certain changes in control or (ii) certain assets in which the proceeds are not reinvested in other hotel properties within a specified period of time. Investments in subsidiaries of the Company which do not guarantee the Senior Notes are currently limited to 15% of the sum of parent and guarantor subsidiaries' assets plus the investment in non-guarantor subsidiaries. The limitation increases to 20% effective July 10, 1998.

          The Company paid dividends of approximately $54 million, $28 million and $36 million in 1997, 1996 and 1995, respectively. Prior to the Properties Offering, all of the Company's net cash flow was transferred to Hospitality, and therefore, the Company maintained no cash balances. Subsequent to the Properties Offering, the Company established and maintains separate cash balances.

          In December 1997, the Company acquired control of the partnership that owns the Marriott Desert Springs Resort. The hotel's third party mortgage debt consists of a $103 million senior loan and a $20 million mezzanine loan carrying fixed interest rates of 7.8% and 10.365%, respectively.

             Aggregate debt maturities at January 2, 1998 are as follows (in millions):

                        1998..................  $    4
                        1999..................       4
                        2000..................       4
                        2001..................       4
                        2002..................      95
                        Thereafter............   1,692
                                                ------
                                                $1,803
                                                ======

          Cash paid for interest, net of amounts capitalized, was $124 million in 1997, $99 million in 1996 and $77 million in 1995. Deferred financing costs, which are included in other assets, amounted to $56 million and $26 million at January 2, 1998 and January 3, 1997, respectively. Amortization expense related to deferred financing costs totaled $4 million in each of 1997 and 1996 and $1 million in 1995.

                    HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   ACQUISITIONS AND DISPOSITIONS

          In 1997, the Company acquired the 306-room Ritz-Carlton, Marina del Rey for $57 million and controlling interests in the 404-room Norfolk Waterside Marriott for $33 million, the 884-room Marriott Desert Springs Resort for $184 million including the assumption of $123 million in mortgage debt, the 380-room Manhattan Beach Marriott Hotel (formerly the Manhattan Beach Radisson Plaza Hotel), which was converted to the Marriott brand, for $29 million and the 300-room Coronado Island Marriott Resort (formerly the Le Meridien Hotel) for $54 million. The Company also acquired a controlling interest in the Chesapeake Hotels Limited Partnership ("CHLP"), the owner of six full-service properties (2,994 rooms), along with $105 million in CHLP receivables from Host Marriott for approximately $135 million. The Company already owned the non-recourse second mortgages on the CHLP properties. The acquisition of a controlling interest in CHLP includes the difference between the cash transferred and Host Marriott's carried-over cost basis of the investment, net of the related tax effect, which has been charged to additional paid-in capital. Subsequent to year end, the Company acquired a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis for $239 million, including the assumption of $164 million of mortgage debt.

          During 1996, the Company added nine full-service hotel properties totaling 3,124 rooms for approximately $292 million. The acquisition of the Salt Lake City Marriott for $67 million included the purchase of a 20% general partner interest from Host Marriott for $10 million. The difference between the cash transferred to Host Marriott and the carried-over cost basis of the 20% interest, net of the related tax effect, has been charged to additional paid-in capital. The 1996 acquisitions included the acquisition of a controlling interest in a venture that owns the Pittsburgh City Center Marriott for $18 million, and the acquisition, through foreclosure, of a controlling interest in the 250-room Newport Beach Marriott Suites. The Company also completed construction and opened the Pentagon City Residence Inn in April 1996. The Company added seven full-service hotels in 1995 totaling 1,133 rooms in separate transactions for approximately $329 million.

          In September 1997, the Company sold the Sheraton Elk Grove Suites for $16 million, which approximated its carrying amount. During the first and second quarters of 1996, the Company sold and leased back to the REIT 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million (10% of which was deferred). Host Marriott purchased the Company's rights to the deferred proceeds and obligations under the lease for the 16 Courtyard properties at their fair market value. The Company's rights to the deferred proceeds and obligations under the lease for the 18 Residence Inns remain with the Company. The Company recorded a $14 million deferred gain in 1996 and is amortizing the gain over the initial term of the lease.

          During the first and third quarters of 1995, the Company sold and leased back to the REIT 37 of its Courtyard properties for $330 million. Ten percent of the sales amount of these transactions was deferred. The Company transferred its rights to the deferred proceeds and obligations under the lease to a designated subsidiary of Hospitality in connection with the Properties Offering.

          In connection with the Properties Offering, HMTP transferred certain hotel assets to the Company and the Company transferred certain undeveloped land parcels, a note receivable and the leases and related assets of the 37 Courtyard properties to Hospitality or a designated subsidiary of Hospitality.

                    HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Summarized unaudited pro forma results of operations, assuming the above transactions (excluding the acquisitions subsequent to year-end) and the offerings and debt activity discussed in Note 7 occurred on December 30, 1995, are as follows (in millions):

                                                              1997     1996
                                                             -------  -------
    Revenue................................................  $   505  $   444
    Operating profit before corporate expenses and interest      236      206
    Net income                                                    41       15

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair values of certain financial instruments are shown below (in millions):

                                                              January 2, 1998      January 3, 1997
                                                             -----------------     -----------------
                                                             Carrying     Fair     Carrying    Fair
                                                              Amount     Value      Amount     Value
                                                             --------    -----     --------    -----
 Financial assets
 Short-term marketable securities..........................   $   191    $  191    $     --    $  --
 Note receivable from affiliate............................        --        --         140      150
 Financial liabilities
 Senior Notes..............................................     1,550     1,649         950      981
 Notes secured by real estate assets.......................       219       218          98       95
 Other notes...............................................        34        34          34       34

          The fair market value of marketable securities is estimated based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market process for similar instruments. Receivables from affiliates, and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. Valuations for secured and other unsecured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair values of other assets and other liabilities are estimated to be equal to their carrying value.

10.   RELATIONSHIP BETWEEN THE COMPANY AND MARRIOTT INTERNATIONAL

          In connection with the Distribution and thereafter, Host Marriott and Marriott International entered into agreements which provide, among other things, that (i) 48 of the Company's lodging properties are managed by Marriott International under agreements with initial terms of 15 to 20 years and which are subject to renewal at the option of Marriott International for up to 16 to 30 years (see Note 11), (ii) Marriott International will guarantee Host Marriott's performance in connection with certain loans and other obligations and (iii) eight of the Company's full-service properties are operated under franchise agreements with Marriott International.

          For 1997, 1996 and 1995, the Company paid to Marriott International $65 million, $45 million and $38 million, respectively, in lodging management fees. Franchise fees paid to Marriott International for 1997 and 1996 were $4 million and $2 million, respectively. Franchise fees were not material in 1995.

          In connection with the purchase of the Marriott World Trade Center, the Company received a mortgage loan of $10 million from Marriott International. Marriott International also provided additional funding for the hotel, repayment

                    HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of which is contingent on the future earnings of the hotel, which has been included in other liabilities. The balance was $8 million and $9 million as of January 2, 1998 and January 3, 1997, respectively.

          In addition, Marriott International has the right to purchase up to 20% of the voting stock of Host Marriott if certain events involving a change in control of Host Marriott occur.

11.   MANAGEMENT AGREEMENTS

          The Company is party to management agreements (the "Agreements") which provide for Marriott International to manage the majority of its hotels generally for an initial term of 15 to 30 years with renewal terms of up to an additional 16 to 30 years. The Agreements generally provide for payment of base management fees equal to two to four percent of sales and incentive management fees generally equal to 20% to 50% of hotel operating profits (as defined in the Agreements) over a priority return (as defined) to the Company, with total incentive management fees not to exceed 20% of operating profits, or 20% of current year operating profit. In the event of early termination of the Agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. No agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other Agreement.

          Pursuant to the terms of the Agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. Similar services and expenses are incurred and allocated at foreign hotels. In addition, the hotels also participate in the Marriott Rewards program. The costs of these programs are charged to all hotels in the respective hotel system.

          The Company is obligated to provide the manager with sufficient funds to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized; and (b) replacements and renewals to the hotels' property and improvements. Under certain circumstances, the Company will be required to establish escrow accounts for such purposes under terms outlined in the Agreements.

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

          At January 2, 1998 and January 3, 1997, $34 million and $35 million, respectively, have been advanced to the hotel managers for working capital and are included in due from hotel managers in the accompanying balance sheet.

Franchise Agreements

          The Company has entered into franchise agreements with Marriott International for eight hotels. Pursuant to these franchise agreements, the Company generally pays a franchise fee based on a percentage of room sales and food and

                   HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beverage sales as well as certain other fees for advertising and reservations. Franchise fees for room sales vary from four to six percent of room sales, while fees for food and beverage sales vary from two to three percent of sales. The initial terms of the franchise agreements are from 20 to 25 years.

          Two other hotels are subject to franchise agreements with brands other than Marriott. The original terms of the franchise agreements range from three to ten years. Franchise fees paid range from 1.5% to 5% of room sales and certain other fees are paid for reservations and advertising. Franchise fees paid for these properties, including franchise fees related to the hotel sold in December 1995, were $300,000 for 1997 and 1996 and $430,000 for 1995.

          The Company has entered into management agreements with The Ritz-Carlton Hotel Company, LLC ("Ritz-Carlton"), an affiliate of Marriott International, to manage two of the Company's hotels. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base management fees vary from two to four percent of sales and incentive management fees are generally equal to 20% of available cash flow or operating profit, as defined in the agreements.

          The Company has also entered into management agreements with hotel management companies other than Marriott International for ten of its hotels (eight of which are franchised under the Marriott brand). These agreements generally provide for an initial term of 10 to 20 years with renewal terms at the option of either party of up to an additional 1 to 40 years. The agreements generally provide for payment of base management fees equal to one to three percent of sales. Three of the ten twelve agreements also provide for incentive management fees generally equal to 15 to 20 percent of available cash flow, as defined in the agreements.

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

                   HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   HOTEL OPERATIONS

          As discussed in Note 1, revenues reflect house profit from the Company's hotel properties. House profit reflects the net revenues flowing to the Company as property owner and represents all gross hotel operating revenues, less all gross property-level expenses, excluding depreciation, management fees, property taxes, ground and equipment rent, insurance and certain other costs, which are classified as operating costs and expenses. Accordingly, the following table presents the Company's house profit for 1997, 1996 and 1995 (in millions):

                                                1997     1996    1995
                                                -----    -----   -----
Sales
 Rooms.......................................   $ 742    $581    $ 491
 Food and beverage...........................     301     227      177
 Other.......................................      66      57       41
                                                -----    ----    -----
   Total hotel sales.........................   1,109     865      709
                                                -----    ----    -----
Department costs
 Rooms.......................................     175     139      116
 Food and beverage...........................     236     180      137
 Other.......................................      29      29       21
                                                -----    ----    -----
   Total department costs....................     440     348      274
                                                -----    ----    -----
Department profit............................     669     517      435
Other deductions.............................     252     204      174
                                                -----    ----    -----
   House profit..............................   $ 417    $313    $ 261
                                                =====    ====    =====

14.  GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

          The Company operates in one business segment in the lodging industry: hotels. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands and average 430 rooms, as well as supply other amenities such as meeting space and banquet facilities, a variety of restaurants and lounges, gift shops and parking facilities. The hotels are typically located in downtown, airports, suburban and resort areas throughout the United States. The Company evaluates the performance of its segment based primarily on operating profit before depreciation, corporate expenses and interest expense. Company income taxes are included in the consolidated Federal income tax return of Host Marriott and its affiliates and are allocated based upon the relative contribution to Host Marriott's consolidated taxable income/loss and changes in temporary differences. The allocation of taxes is not evaluated at the segment level and, therefore, the Company does not believe the information material to the reader of these financial statements.

          The Company's foreign operations consist of one full-service property that had revenues of $5 million and $4 million, long-lived assets of $28 million and $24 million in 1996 and 1997, respectively. There were no intercompany sales between the property and the Company.

                   HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             The following table presents revenues and other financial information by business segment (in millions):

                                      1997
                                      ----

                                                         Corporate
                                                Hotels    & Other   Consolidated
                                              ---------- ---------  -----------
             Revenues.......................     $  417       $ 7        $  424
             Operating profit...............        187         7           194
             Interest expense...............       (128)       --          (128)
             Interest income................         27        --            27
             Depreciation and amortization..        (80)       --           (80)
             Capital expenditures...........         73        --            73
             Total assets...................      2,514        18         2,532

                                      1996
                                      ----

                                                         Corporate
                                                Hotels    & Other   Consolidated
                                              ---------- ---------  -----------
             Revenues.......................     $  313       $ 6        $  319
             Operating profit...............        138         6           144
             Interest expense...............       (101)       --         (101)
             Interest income................         26        --            26
             Depreciation and amortization..        (64)       --           (64)
             Capital expenditures...........         85        --            85
             Total assets...................      1,855        17         1,872


                                     1995
                                     ----

                                                         Corporate
                                                Hotels    & Other   Consolidated
                                              ---------- ---------  -----------
             Revenues.......................     $  261       $(6)       $  255
             Operating profit...............        123        (6)          117
             Interest expense...............        (77)       --           (77)
             Interest income................         17        --            17
             Depreciation and amortization..        (62)       --           (62)
             Capital expenditures...........         72        --            72
             Total assets...................      1,794        16         1,810

15.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

     All but six of the subsidiaries of the Company guarantee the Senior Notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") are the owners of the Marriott World Trade Center, the Pittsburgh Marriott City Center, the Norfolk Waterside Marriott, the Manhattan Beach Marriott, the Desert Springs Marriott Resort, and HMH HPT Residence Inn, Inc., the lessee of the Residence Inn properties. At

                   HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 27, 1998, there is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the Senior Notes within the meaning of Rule 3-10 of Regulation S-X.

          The following condensed, consolidating financial information sets forth the combined financial position as of January 2, 1998 and January 3, 1997 and results of operations and cash flows for the three fiscal years in the period ended January 2, 1998 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

                   HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Supplemental Condensed Consolidating Balance Sheets
              ---------------------------------------------------
                                 (in millions)

                                January 2, 1998
                                ---------------

                                                                Guarantor      Non-Guarantor
                                                   Parent      Subsidiaries    Subsidiaries     Consolidated
                                                  ---------    -------------   -------------    ------------

Property and equipment, net.....................     $  987             $569           $404           $1,960
Investment in affiliate.........................         18               --             --               18
Other  assets...................................         67               18             38              123
Short-term marketable securities................        191               --             --              191
Cash and cash equivalents.......................        219                7             14              240
                                                     ------             ----           ----           ------
          Total assets..........................     $1,482             $594           $456           $2,532
                                                     ======             ====           ====           ======

Debt............................................     $1,176             $429           $198           $1,803
Deferred income taxes...........................         39               47             25              111
Other liabilities...............................         23               54             23              100
                                                     ------             ----           ----           ------
          Total liabilities.....................      1,238              530            246            2,014
Owner's equity (deficit)........................        244               64            210              518
                                                     ------             ----           ----           ------
          Total liabilities and owner's equity..     $1,482             $594           $456           $2,532
                                                     ======             ====           ====           ======



                                January 3, 1997
                                ---------------

Property and equipment, net.....................     $  895             $410           $168           $1,473
Investment in affiliate.........................         17               --             --               17
Note receivable from affiliate..................         --              140             --              140
Other assets....................................         49               28             24              101
Cash and cash equivalents.......................        141               --             --              141
                                                     ------             ----           ----           ------
          Total assets..........................     $1,102             $578           $192           $1,872
                                                     ======             ====           ====           ======

Debt............................................     $  710             $297           $ 75           $1,082
Deferred income taxes...........................         27               57              3               87
Other liabilities...............................         19               36             22               77
                                                     ------             ----           ----           ------
          Total liabilities.....................        756              390            100            1,246
Owner's equity..................................        346              188             92              626
                                                     ------             ----           ----           ------
          Total liabilities and owner's equity..     $1,102             $578           $192           $1,872
                                                     ======             ====           ====           ======


                   HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Supplemental Condensed Consolidating Statements of Operations
         -------------------------------------------------------------
                                 (in millions)

                       Fiscal Year Ended January 2, 1998
                       ---------------------------------

                                                                         Guarantor    Non-Guarantor
                                                             Parent     Subsidiaries  Subsidiaries   Consolidated
                                                          ----------  --------------  -------------  -------------

REVENUES.............................................          $239            $112            $73          $ 424
OPERATING COSTS AND EXPENSES.........................           124              54             52            230
                                                               ----            ----            ---          -----
OPERATING PROFIT BEFORE CORPORATE EXPENSES
            AND INTEREST.............................           115              58             21            194
Corporate expenses...................................            (9)             (3)            (3)           (15)
Interest expense.....................................           (91)            (31)            (6)          (128)
Interest income......................................            19               8             --             27
                                                               ----            ----            ---          -----
INCOME BEFORE INCOME TAXES...........................            34              32             12             78
Provision for income taxes...........................           (13)            (13)            (5)           (31)
                                                               ----            ----            ---          -----
NET INCOME...........................................          $ 21            $ 19            $ 7          $  47
                                                               ====            ====            ===          =====

                       Fiscal Year Ended January 3, 1997
                       ---------------------------------


REVENUES..............................................         $189            $ 85            $45          $ 319
OPERATING COSTS AND EXPENSES..........................           98              41             36            175
                                                               ----            ----            ---          -----
OPERATING PROFIT BEFORE CORPORATE EXPENSES
            AND INTEREST..............................           91              44              9            144
Corporate expenses....................................           (8)             (5)            (2)           (15)
Interest expense......................................          (69)            (27)            (5)          (101)
Interest income.......................................           23               3             --             26
                                                               ----            ----            ---          -----
INCOME BEFORE INCOME TAXES.............................          37              15              2             54
Provision for income taxes.............................         (15)             (6)            (1)           (22)
                                                               ----            ----            ---          -----
NET INCOME.............................................        $ 22            $  9            $ 1          $  32
                                                               ====            ====            ===          =====

                      Fiscal Year Ended December 29, 1995
                      -----------------------------------


REVENUES..............................................         $198            $ 57            $--          $ 255
OPERATING COSTS AND EXPENSES..........................           90              48             --            138
                                                               ----            ----            ---          -----
OPERATING PROFIT BEFORE CORPORATE EXPENSES
            AND INTEREST..............................          108               9             --            117
Corporate expenses....................................          (10)             (4)            --            (14)
Interest expense......................................          (55)            (22)            --            (77)
Interest income.......................................            4              13             --             17
                                                               ----            ----            ---          -----
INCOME BEFORE INCOME TAXES AND
            EXTRAORDINARY ITEM........................           47              (4)            --             43
Provision for income taxes............................          (19)              2             --            (17)
                                                               ----            ----            ---          -----
INCOME BEFORE EXTRAORDINARY ITEM......................           28              (2)            --             26
Extraordinary item -- loss on extinguishment of debt..          (17)             --             --            (17)
                                                               ----            ----            ---          -----
NET INCOME............................................         $ 11            $ (2)           $--          $   9
                                                               ====            ====            ===          =====

                   HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Supplemental Condensed Consolidating Statements of Cash Flows
         -------------------------------------------------------------
                                 (in millions)


                       Fiscal Year Ended January 2, 1998
                       ---------------------------------


                                                                             Guarantor     Non-Guarantor
                                                                 Parent     Subsidiaries   Subsidiaries   Consolidated
                                                               ----------  --------------  -------------  -------------
CASH PROVIDED BY OPERATIONS..................................  $ 106            $  53          $  19          $ 178
                                                               -----            -----          -----          -----
INVESTING ACTIVITIES
            Cash received from sales of assets...............     --               16             --             16
            Capital expenditures.............................    (39)             (24)           (10)           (73)
            Acquisitions.....................................   (115)            (134)          (127)          (376)
            Purchases of short-term marketable
             securities......................................   (191)              --             --           (191)
            Other............................................     13                3             --             16
                                                               -----            -----          -----         ------
            Cash used in investing activities................   (332)            (139)          (137)          (608)
                                                               -----            -----          -----          -----
FINANCING ACTIVITIES
            Repayment of debt................................     (2)              (1)            --             (3)
            Issuances of debt................................    435              134             --            569
            Dividends to Parent..............................    (54)              --             --            (54)
            Other financing..................................     --               --             17             17
            Transfers to/from Parent.........................    (75)             (40)           115             --
                                                               -----            -----          -----          -----
            Cash provided by financing activities............    304               93            132            529
                                                               -----            -----          -----          -----
INCREASE IN CASH AND CASH EQUIVALENTS........................     78                7             14             99
CASH AND CASH EQUIVALENTS, beginning of year.................    141               --             --            141
                                                               -----            -----          -----          -----
CASH AND CASH EQUIVALENTS, end of year.......................  $ 219            $   7          $  14          $ 240
                                                               =====            =====          =====          =====

                       Fiscal Year Ended January 3, 1997
                       ---------------------------------

                                                                             Guarantor     Non-Guarantor
                                                                 Parent     Subsidiaries   Subsidiaries   Consolidated
                                                               ----------  --------------  -------------  -------------

CASH PROVIDED BY OPERATIONS..................................   $  87            $ 29           $ 12          $ 128
                                                                -----            ----           ----          -----
INVESTING ACTIVITIES
            Cash received from sales of assets...............     335              --             --            335
            Capital expenditures.............................     (42)            (34)            (9)           (85)
            Acquisitions.....................................    (264)            (25)           (18)          (307)
            Other............................................     (23)              4             --            (19)
                                                                -----            ----           ----          -----
            Cash provided by (used in) investing activities..       6             (55)           (27)           (76)
                                                                -----            ----           ----          -----
FINANCING ACTIVITIES
            Repayment of debt................................      (4)             --             --             (4)
            Issuances of debt................................     (25)             25             --             --
            Dividends to Parent..............................     (28)             --             --            (28)
            Transfers to/from Parent.........................     (16)              1             15             --
            Other............................................      (2)             --             --             (2)
                                                                -----            ----           ----          -----
            Cash provided by (used in) financing activities..     (75)             26             15            (34)
                                                                -----            ----           ----          -----
INCREASE IN CASH AND CASH EQUIVALENTS........................      18              --             --             18
CASH AND CASH EQUIVALENTS, beginning of year.................     123              --             --            123
                                                                -----            ----           ----          -----
CASH AND CASH EQUIVALENTS, end of year.......................   $ 141            $ --           $ --          $ 141
                                                                =====            ====           ====          =====

                   HMH PROPERTIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Supplemental Condensed Consolidating Statements of Cash Flows
         -------------------------------------------------------------
                                 (in millions)


                      Fiscal Year Ended December 29, 1995
                      -----------------------------------

                                                                         Guarantor    Non-Guarantor
                                                              Parent   Subsidiaries   Subsidiaries   Consolidated
                                                              -------  -------------  -------------  ------------
CASH PROVIDED BY OPERATIONS.................................  $  98       $  14         $  --          $  112
                                                              -----       -----         -----          ------
INVESTING ACTIVITIES
           Cash received from sales of assets...............    307          --            --             307
           Capital expenditures.............................    (67)         (5)           --             (72)
           Acquisitions.....................................    (88)        (96)         (147)           (331)
           Other............................................     10          --            10              20
                                                              -----       -----         -----          ------
           Cash provided by (used in) investing activities..    162        (101)         (137)            (76)
                                                              -----       -----         -----          ------
FINANCING ACTIVITIES
           Repayment of debt................................   (815)         --            --            (815)
           Issuance of debt.................................    909          92            75           1,076
           Contributed capital..............................      3          --            --               3
           Transfers to Hospitality, net....................   (151)         --            --            (151)
           Transfer to/from Parent..........................    (57)         (5)           62              --
           Dividends to Parent..............................    (36)         --            --             (36)
                                                              -----       -----         -----          ------
           Cash provided by (used in) financing activities..   (147)         87           137              77
                                                              -----       -----         -----          ------
INCREASE IN CASH AND CASH EQUIVALENTS.......................    113          --            --             113
CASH AND CASH EQUIVALENTS, beginning of year................     10          --            --              10
                                                              -----       -----         -----          ------
CASH AND CASH EQUIVALENTS, end of year                        $ 123       $  --         $  --          $  123
                                                              =====       =====         =====          ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.
                                    PART III

          The Company's directors, executive officers and management are employees of Host Marriott. Certain information required by Items 10-13 is incorporated by reference from the Host Marriott 1997 Annual Meeting of Shareholders -Notice and Proxy Statement.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below is certain information with respect to the persons who are executive officers of the Company.

                                            Other Positions and Business Experience Prior to
Name and Title                  Age         Becoming an Executive Officer of the Company
--------------                  ---         ----------------------------------------------------------------------------------------

Robert E. Parsons, Jr.          42          Robert E. Parsons, Jr. joined Host Marriott's Corporate Financial Planning staff in 1981
President and Director                      and was made Assistant Treasurer in 1988.  In 1993, Mr. Parsons was elected Senior
                                            Vice President and Treasurer of Host Marriott, and in 1995, he was elected
                                            Executive Vice President and Chief Financial Officer of Host Marriott.  Mr.
                                            Parsons was elected Vice President of the Company in 1993 and was elected Senior
                                            Vice President in 1995. In 1996, Mr. Parsons was elected President and Director of the
                                            Company.

Christopher G. Townsend         50          Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior
Executive Vice                              Attorney.  In 1984, Mr. Townsend was made Assistant Secretary of Host Marriott, and
 President                                  in 1986, he was made Assistant General Counsel.  In 1993, Mr. Townsend was elected
and Director                                Senior Vice President, and Deputy General Counsel of Host Marriott.  In January
                                            1997, he was elected General Counsel of Host Marriott.  Mr. Townsend was elected
                                            Vice President of the Company in 1993, Senior Vice President in 1995, and Executive
                                            Vice President and Director in 1996.

Christopher J. Nassetta         35          Christopher J. Nassetta joined Host Marriott in October 1995 as Executive Vice Presi-
Executive Vice                              dent.  Mr. Nassetta was elected Executive Vice President of the Company in 1995.
 President                                  Prior to joining Host Marriott, Mr. Nassetta served as President of Bailey Realty
Corporation from 1991                       until 1995.  He had previously served as Chief Development Officer and in various
 other positions with                       The Oliver Carr Company from 1984 through 1991.


Bruce D. Wardinski              37          Bruce Wardinski joined Host Marriott in 1987 as Senior Financial Analyst of Financial
Vice President and                          Planning & Analysis and was named Manager in June 1988. He was appointed Host Marriott's
Treasurer                                   June 1988. He was appointed Host Marriott's Director of Financial Planning & Analysis in
                                            1989, Director of Project Finance in June 1993, Vice President of Project Finance in
                                            June 1994, and Senior Vice President of International Development in October 1995. In
                                            1996, Mr. Wardinski was named Senior Vice President and Treasurer of Host Marriott. Also
                                            in 1996, Mr. Wardinski was named Vice President and Treasurer of the Company. Prior to joining Host Marriott, Mr. Wardinski was with the public accounting firm of Price
                                            Waterhouse.

Donald D. Olinger               39          Donald D. Olinger joined Host Marriott in 1993 as Director - Corporate Accounting.
Vice President and                          Later in 1993, Mr. Olinger was promoted to Senior Vice President and Director and
Corporate Controller                        of Host Corporate Controller Marriott. He was Assistant Controller of Host Corporate
                                            Controller Marriott. He waspromoted to Vice President -Corporate Accounting in 1995. In
                                            1996, he was elected Senior Vice President and Corporate Controller of Host Marriott.
                                            Mr. Olinger was elected Vice President and Corporate Controller of the Company in 1996.
                                            Prior to joining Host Marriott, Mr. Olinger was with the public accounting firm of
                                            Deloitte & Touche.

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

          Certain general and administrative costs of Host Marriott are allocated to the Company; such allocations totaled $15 million in each of 1997 and 1996, and $14 million in 1995.

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

          The Company acquired a controlling interest in the Chesapeake Hotels Limited Partnership ("CHLP") the owner of six full-service properties along with $105 million in CHLP receivables from Host Marriott for approximately $135 million in October 1997. In December 1997, the Company purchased a controlling interest in the partnership, in which Host Marriott was the general partner, which owns the Marriott Desert Springs Resort for $184 million including assumed mortgage debt of $123 million. Subsequent to year end, the Company acquired a controlling interest in the partnership which owns the Atlanta Marriott Marquis for $239 million including assumed mortgage debt of $164 million, in which Host Marriott was also a general partner. Each of the purchases was transacted at fair market value.

          In 1996, the Company acquired Host Marriott's 20% general partner interest in the Salt Lake City Hotel Partners, which owned the Salt Lake City Marriott, for $10 million. Also during 1996, the Company sold, for $20 million, a minority interest in a joint venture controlled by Host Marriott that owns two hotels in Mexico City, Mexico to Host Marriott. Additionally, the Company sold and leased back to a real estate investment trust 16 of its Courtyard properties in 1996 for $176 million (10% of which was deferred). Host Marriott purchased the Company's rights and obligations to the deferred proceeds and obligations under the lease for the properties at their fair market value.

          Additional information regarding certain relationships and related transactions of the Company are incorporated by reference from the Host Marriott 1998 Annual Meeting of Shareholders - Notice and Proxy Statement.

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

              (3)  EXHIBITS

EXHIBIT #  DESCRIPTION
---------  ---------------------------------------------------------------------
  3.1 Certificate of Incorporation of the Company (incorporated by reference to Registration Statement No. 33-95088).
  3.2 Restated Bylaws of the Company (incorporated by reference to Registration Statement No. 33-95058).
  4.1 Indenture dated as of July 15, 1997, by and among the Company, HMC Retirement Properties, Inc., Marriott Financial Services, Inc., HMH Pentagon Corporation,. Marriott SBM Two Corporation, Host Airport Hotels, Inc., HMH Rivers, Inc., HMH Marina, Inc., HMC SFO, Inc., HMC AP Canada, Inc., Host of Houston, Ltd., Host of Boston, Ltd. and Host of Houston 1979 as Subsidiary Guarantors, Marine Midland Bank, as Trustee, Marine Midland Bank, as Paying Agent and Marine Midland Bank, as Collateral Agent, with respect to the 8 7/8% Senior Notes due 2007 of the Company. (Incorporated by reference to Registration Statement No. 333-33723.)
  4.2 Indenture dated as of May 25, 1995, as amended from time to time, by and among the Company, HMC Retirement Properties, Inc., HMH Marina, Inc., HMH Pentagon Corporation, HMH Rivers, Inc., Host Airport Hotels, Inc., Marriott Financial Services, Inc., Marriott SBM Two Corporation, Host of Boston, Ltd., Host of Houston, Ltd., Host of Houston 1979, HMC AP Canada, Inc., HMC SFO, Inc., Marine Midland Bank, as trustee, Marine Midland Bank, as Collateral Agent, and The Bankers Trust Company, as Registrar and Paying Agent. (Incorporated by reference to Registration Statement No. 333-33723.)
  4.3 Indenture dated as of December 20, 1995, as amended from time to time, by and among the Company, as a successor of HMC Acquisition Properties, Inc., HMC Retirement Properties, Inc., HMH Marina, Inc., HMH Pentagon Corporation, HMH Rivers, Inc., Host Airport Hotels, Inc., Marriott Financial Services, Inc., Marriott SBM Two Corporation, Host of Boston, Ltd., Host of Houston, Ltd., Host of Houston 1979, HMC AP Canada, Inc. HMC SFO, Inc., Marine Midland Bank, as trustee, Marine Midland Bank, as Collateral Agent, and Marine Midland Bank, as Registrar and Paying Agent. (Incorporated by reference to Registration Statement No. 333-33723.)
 10.4 Consolidation Letter Agreement pertaining to Residence Inns dated September 25, 1993 between a subsidiary of Marriott International, Inc. and a subsidiary of Host Marriott Hospitality, Inc. (incorporated by reference from Registration Statement No. 33-62444)Vice President and Treasurer
 10.5 Corporate Services Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc. (incorporated by reference from Registration Statement No. 33-62444)
 10.7 Host Marriott Lodging Management Agreement--Marriott Hotels, Resorts and Hotels dated September 25, 1993 by and between Marriott Corporation and Marriott International, Inc. (incorporated by reference from Registration Statement No. 33-62444)
 10.8 Host Marriott Lodging Management Agreement--Residence Inns dated September 25, 1993 by and between Marriott Corporation and Marriott International, Inc. (incorporated by reference from Registration Statement No. 33-62444)
 10.11 Tax Administration Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc. (incorporated by reference from Registration Statement No. 33-62444)
 10.12 Tax Sharing Agreement dated as of October 5, 1993 by and between Marriott Corporation and Marriott International, Inc. (incorporated by reference from Registration Statement No. 33-62444)
 12        Computation of ratio of earnings to fixed charges
 21        Subsidiaries of HMH Properties, Inc.


             (b)  REPORTS ON FORM 8-K

           October 27, 1997 - Report of the acquisition of a controlling interest in the Chesapeake Hotels Limited Partnership.

           December 5, 1997 - Amendment to Report Form 8-K filed October 27, 1997 to include pro forma financial statements of HMH Properties, Inc.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 1998.

                                                HMH PROPERTIES, INC.

                                                By  /s/ Robert E. Parsons, Jr.
                                                    --------------------------
                                                    Robert E. Parsons, Jr.
                                                    President and Director


          Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

            Signatures                   Title                      Date
            ----------                   -----                      ----


/s/ ROBERT E. PARSONS, JR.    President and Director            March 25, 1998
--------------------------    (Principal Executive Officer)
  Robert E. Parsons, Jr.


/s/ CHRISTOPHER G. TOWNSEND   Executive Vice President          March 25, 1998
---------------------------   and Director
  Christopher G. Townsend


/s/ CHRISTOPHER J. NASSETTA   Executive Vice President          March 25, 1998
---------------------------
  Christopher J. Nassetta


/s/ BRUCE D. WARDINSKI        Vice President and Treasurer      March 25, 1998
----------------------        (Principal Financial Officer)
  Bruce D. Wardinski


/s/ DONALD D. OLINGER         Vice President and                March 25, 1998
---------------------         Corporate Controller
  Donald D. Olinger           (Principal Accounting Officer)

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2


                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 JANUARY 2,1998
                                 (IN MILLIONS)




                                                 Initial Costs                                Gross Amount at
                                               ----------------                               January 2, 1998
                                                                      Subsequent       -----------------------------
                                                        Building and    Costs                    Building and
 Description                             Debt   Land    Improvements  Capitalized      Land      Improvements  Total
------------                             ----  ------   ------------  -----------      ----      ------------  -----
Full-service Hotels:
  Desert Springs Marriott Resort
    Desert Springs, CA...............   $123      $ 14       $  143         $ --        $ 14       $  143       $  157
  Marriott World Trade Center
    New York, NY.....................     75        --          135            2          --          137          137
  Other full-service properties,
    each less than 5%
    of total.........................     21       200        1,255          244         206        1,493        1,699
                                        ----      ----       ------         ----        ----       ------       ------
  TOTAL..............................   $219      $214       $1,533         $246        $220       $1,773       $1,993
                                        ====      =====       ======        ====        ====       ======       ======


XXXXXXXXXXXXXXXXXXXXXOOOOOOOOOOOOOOOOOOOOOOOOXXXXXXXXXXXXXXXXXXXXXXXXOOOOOOOOOOOOOOOOOOOOOOOOXXXXXXXXXXXXXXXOOOOOOOOOO


                                                                  Date of
                                                  Accumulated   Completion of   Date      Depreciable
Description                                       Depreciation  Construction   Acquired      Life
                                                  -----------   -------------  --------   -----------
Full-service Hotels:
  Desert Springs Marriott Resort
    Desert Springs, CA.........................      $  1           1987           1997       40
  Marriott World Trade Center
    New York, NY...............................         7           1982           1996       40
  Other full-service properties,
    each less than 5%
    of total...................................       197        various        various       40
                                                     ----
 TOTAL ........................................      $205
                                                     ====



SCHEDULE III
PAGE 2 OF 2

HMH PROPERTIES, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
JANUARY 2, 1998
(IN MILLIONS)

NOTES:

(A) The change in total cost of properties (excluding furniture and equipment) for the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995 is as follows:


          Balance at December 30, 1994.................  $1,503
             Additions:
              Acquisitions.............................     304
              Capital expenditures.....................      15
             Deductions:
              Dispositions and other...................    (366)
                                                         ------
          Balance at December 29, 1995.................   1,456
             Additions:
              Acquisitions.............................     259
              Capital expenditures.....................      55
              Transfers from construction in progress..      28
             Deductions:
              Dispositions and other...................    (312)
                                                         ------
          Balance at January 3, 1997...................   1,486
             Additions:
              Acquisitions.............................     479
              Capital expenditures.....................      48
             Deductions:
              Dispositions and other...................     (20)
                                                         ------
          Balance at January 2, 1998...................  $1,993
                                                         ======

(B) The change in accumulated depreciation and amortization for properties (excluding furniture and equipment) for the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995 is as follows:

          Balance at December 30, 1994......  $153
             Depreciation and amortization..    35
             Dispositions and other.........   (27)
                                              ----
          Balance at December 29, 1995......   161
             Depreciation and amortization..    36
             Dispositions and other            (31)
                                              ----
          Balance at January 3, 1997........  $166
             Depreciation and amortization..    45
             Dispositions and other.........    (6)
                                              ----
          Balance at January 2, 1998........  $205
                                              ====

(C) The aggregate cost of properties for Federal income tax purposes is approximately $135 million at January 2, 1998.

(D) The total cost of properties excludes construction-in-progress properties.