Form 10-Q
period 1998-03-27
HMH PROPERTIES INC
filed 1998-05-11
CIK 905038

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




For the Quarter Ended March 27, 1998              Commission File No. 33-95058


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

                                                     Yes   X     No

                      HMH PROPERTIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                               Page
                                                                                                No.


PART I.           FINANCIAL INFORMATION (Unaudited):

                  Condensed Consolidated Balance Sheets -                                         3
                    March 27, 1998 and January 2, 1998

                  Condensed Consolidated Statements of Operations -                               4
                    Twelve Weeks Ended March 27, 1998 and March 28, 1997

                  Condensed Consolidated Statements of Cash Flows -                               5
                    Twelve Weeks Ended March 27, 1998 and March 28, 1997

                  Notes to Condensed Consolidated Financial Statements                            6

                  Management's Discussion and Analysis of Results of                             12
                    Operations and Financial Condition

PART II.          OTHER INFORMATION AND SIGNATURE                                                16

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)


                                                                                           March 27,       January 2,
                                                                                             1998             1998
                                                                                          -----------     ------------
                                                                                          (unaudited)
                                     ASSETS

Property and equipment, net....................................................           $  2,260        $  1,960
Due from hotel managers........................................................                 64              31
Investments in affiliate ......................................................                 18              18
Other assets...................................................................                142              92
Short-term marketable securities...............................................                 98             191
Cash and cash equivalents......................................................                220             240
                                                                                          --------        --------
                                                                                          $  2,802        $  2,532
                                                                                          ========        ========



                      LIABILITIES AND SHAREHOLDER'S EQUITY

Senior notes...................................................................           $  1,550        $  1,550
Notes secured by real estate assets............................................                382             219
Other notes....................................................................                 32              34
                                                                                          --------        --------
     Total debt................................................................              1,964           1,803
Deferred income taxes..........................................................                119             111
Other liabilities..............................................................                177             100
                                                                                          --------        --------
     Total liabilities.........................................................              2,260           2,014
                                                                                          --------        --------


Shareholder's equity
   Common stock, 100 shares issued, authorized and
     outstanding, no par value.................................................                 --              --
   Additional paid-in capital..................................................                527             525
   Retained earnings (deficit).................................................                 15              (7)
                                                                                          --------        --------
     Total shareholder's equity ...............................................                542             518
                                                                                          --------        --------
                                                                                          $  2,802        $  2,532
                                                                                          ========        ========


















            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended March 27, 1998 and March 28, 1997
                            (unaudited, in millions)



                                                                                           1998            1997
                                                                                         ---------       --------
REVENUES
  Hotels .............................................................................   $     143       $     95
  Equity in earnings of affiliate.....................................................           2              2
                                                                                         ---------       --------
    Total revenues....................................................................         145             97
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization.......................................................          23             19
  Base and incentive management fees (including Marriott International management fees of $22 million and $14 million in 1998
    and 1997, respectively)...........................................................          23             16
  Property taxes......................................................................          10              7
  Ground rent, insurance and other....................................................          14             10
                                                                                         ---------       --------
      Total operating costs and expenses..............................................          70             52
                                                                                         ---------       --------

OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST...............................          75             45
Corporate expenses....................................................................          (4)            (3)
Interest expense......................................................................         (40)           (23)
Interest income.......................................................................           6              4
                                                                                         ---------       --------

INCOME BEFORE INCOME TAXES............................................................          37             23
Provision for income taxes............................................................         (15)            (9)
                                                                                         ---------       --------
NET INCOME............................................................................   $      22       $     14
                                                                                         =========       ========


























            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twelve Weeks Ended March 27, 1998 and March 28, 1997
                            (unaudited, in millions)

                                                                                            1998           1997
                                                                                          --------       ---------

OPERATING ACTIVITIES
Net income...........................................................................     $     22       $      14
Adjustments to reconcile to cash from operations:
   Depreciation and amortization.....................................................           23              19
   Income taxes......................................................................           15               9
   Changes in operating accounts.....................................................          (14)             14
   Other.............................................................................            2              --
                                                                                          --------       ---------
      Cash provided by operations....................................................           48              56
                                                                                          --------       ---------

INVESTING ACTIVITIES
Acquisitions.........................................................................         (123)            (57)
Capital expenditures:
   Renewals and replacements.........................................................          (15)             (9)
   Other.............................................................................           (6)             (4)
Sale of short-term marketable securities.............................................           93              --
Other................................................................................           --              12
                                                                                          --------        --------
      Cash used in investing activities..............................................          (51)            (58)
                                                                                          --------        --------

FINANCING ACTIVITIES
Dividends to Host Marriott Corporation and affiliates................................           --             (13)
Repayment of debt....................................................................           (2)             (1)
Deposits into debt service reserves..................................................          (15)             --
      Cash used in financing activities..............................................          (17)            (14)
                                                                                          --------       ---------
DECREASE IN CASH AND CASH EQUIVALENTS................................................     $    (20)      $     (16)
                                                                                          ========       =========

Non-cash Financing Activities:
   Assumption of mortgage debt for the purchase of
      controlling interest in one property...........................................     $    164       $      --
                                                                                          ========       =========





















           See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements of HMH Properties, Inc. and subsidiaries (the "Company" or "Properties"), a wholly-owned direct subsidiary of Host Marriott Hospitality, Inc. ("Hospitality"), have been prepared by the Company without audit.
     Hospitality is a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). During the third quarter of 1997, the Company completed a consent solicitation with holders of its senior notes to amend certain provisions of its senior notes indenture. A similar consent solicitation was conducted by HMC Acquisition Properties, Inc. ("Acquisitions") (together, the "Consent Solicitations"). The Consent Solicitations facilitated the merger of Acquisitions, a wholly-owned indirect subsidiary of Host Marriott, which owned 17 full-service hotel properties, with and into the Company (the "Merger"). The financial statements of the Company present the condensed consolidated financial position, results of operations and cash flows of Properties and Acquisitions for all periods presented.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10- K for the fiscal year ended January 2, 1998.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 27, 1998 and the results of operations and cash flows for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. On April 17, 1998, Host Marriott announced that its Board of Directors (the "Board") had authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust ("REIT"), effective as of January 1, 1999, and to spin-off its senior living communities business ("SLC") through a taxable stock dividend to its shareholders. After the REIT reorganization, which is subject to shareholder and final Board approval, Host Marriott intends to operate as an "UPREIT," with all of its assets and operations, including the Company, conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner. As part of the reorganization, Host Marriott anticipates repurchasing or exchanging the approximately $1.55 billion of outstanding debt securities of HMH Properties and issuing additional debt and equity securities of Host Marriott.

     As part of the reorganization, Host Marriott filed a shelf registration statement with the Securities and Exchange Commission for $2.5 billion in securities which may include debt, equity or a combination thereof. Host Marriott anticipates that any net proceeds from the sale of offered securities (including the potential issuance of perpetual preferred stock by Host Marriott) will be used for refinancing of Host Marriott's indebtedness, including HMH Properties' approximately $1.55 billion in outstanding senior notes, the potential refinancing of portions of Host Marriott's approximately $2 billion of mortgage debt and potential future acquisitions.

     The REIT expects to qualify as a real estate investment trust under federal income tax law beginning January 1, 1999. However, consummation of the REIT reorganization is subject to significant contingencies that are outside the control of Host Marriott, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT reorganization will be completed or that it will be effective as of January 1, 1999.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. Revenues include house profit from the Company's hotel properties because the Company has delegated substantially all of the operating decisions related to the generation of house profit from its hotels to the managers. Revenues also include net gains (losses) on property transactions and equity in earnings of an affiliate. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation and amortization, management fees, property taxes, ground and equipment rent, insurance and lease payments which are classified as operating costs and expenses.

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

     The Company is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its hotels from its statements of operations. If the Company concludes that EITF 97-2 should be applied to its hotels, it could be required to include operating results of those managed operations in its financial statements. Application of EITF 97-2 to financial statements as of and for the twelve weeks ended March 27, 1998, would have increased both revenues and operating expenses by approximately $218 million and would have had no impact on operating profit or net income.

     House profit generated by the Company's hotels for 1998 and 1997 consists of:

                                                                        Twelve Weeks Ended
                                                                        March 27, March 28,
                                                                         1998       1997
                                                                       ---------- ---------
                                                                          (in millions)
                Sales
                   Rooms...........................................    $   231      $  162
                   Food & Beverage.................................        103          64
                   Other...........................................         27          16
                                                                       -------      ------
                      Total Hotel Sales............................        361         242
                                                                       -------      ------
                Department Costs
                   Rooms...........................................         52          36
                   Food & Beverage.................................         76          49
                   Other...........................................         14           8
                                                                       -------      ------
                      Total Department Costs.......................        142          93
                                                                       -------      ------
                Department Profit..................................        219         149
                Other Deductions...................................         76          54
                                                                       -------      ------
                      House Profit.................................    $   143      $   95
                                                                       =======      ======

4. During the first quarter of 1998, the Company acquired a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis for $239 million, including the assumption of $164 million in mortgage debt. The Company also acquired a controlling interest in a newly formed partnership that owns the 359-room Albany Marriott, the 320-room Minneapolis Marriott Southwest and the 350-room San Diego Marriott Mission Valley for $50 million. During the second quarter of 1998, the Company sold the 192-room Napa Valley Marriott for approximately $21 million and recorded a pre-tax gain of approximately $10 million.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. The Company adopted Statement Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income in 1998. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

6. The Company operates in the full-service segment of the lodging industry. The Company evaluates the performance of its segment based primarily on operating profit before depreciation, corporate expenses and interest expense. The allocation of income taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to the condensed consolidated financial statements.

     The following table presents revenues and other financial information by business segment for the twelve weeks ended March 27, 1998 and March 28, 1997 (in millions):

                                                                     Twelve Weeks Ended March 27, 1998
                                                                  ---------------------------------------
                                                                                  Corporate
                                                                   Hotels         & Other    Consolidated
                                                                  ---------       ---------  ------------
     Revenues.................................................    $     143       $    2     $    145
     Operating profit.........................................           73            2           75
        Corporate expense ....................................           --           (4)          (4)
     Interest expense.........................................          (40)          --          (40)
     Interest income..........................................            6           --            6
     Income before taxes......................................           39           (2)          37
     Total assets.............................................        2,784           18        2,802

                                                                     Twelve Weeks Ended March 28, 1997
                                                                  ---------------------------------------
                                                                                  Corporate
                                                                    Hotels        & Other    Consolidated
                                                                  ---------       ---------  -------------
     Revenues.................................................    $      95       $    2     $     97
     Operating profit.........................................           43            2           45
        Corporate expense.....................................           --           (3)          (3)
     Interest expense.........................................          (23)          --          (23)
     Interest income..........................................            4           --            4
     Income before taxes......................................           24           (1)          23
     Total assets.............................................        1,883           19        1,902

7. All but eight of the subsidiaries of the Company guarantee the senior notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly- owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") are the owners of the Marriott World Trade Center, the Pittsburgh Marriott City Center, the Norfolk Waterside Marriott, the Marriott Manhattan Beach, Marriott's Desert Springs Resort and Spa, the Atlanta Marriott Marquis, the Albany Marriott, the Minneapolis Marriott Southwest, the San Diego Marriott Mission Valley, and HMH HPT Residence Inn, Inc., the lessee of the Residence Inn properties. At March 27, 1998, there is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the senior notes within the meaning of Rule 3-10 of Regulation S-X.

     The following condensed, consolidating financial information sets forth the combined financial position as of March 27, 1998 and January 2, 1998 and the results of operations and cash flows for the twelve weeks ended March 27, 1998 and March 28, 1997 of the parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Supplemental Condensed Consolidating Balance Sheets
                                  (in millions)

                                 March 27, 1998
                                 --------------
                                   (unaudited)

                                                                                 Guarantor    Non-Guarantor
                                                                     Parent     Subsidiaries  Subsidiaries    Consolidated
                                                                    -------     ------------  -------------   ------------
Property and equipment, net...................................      $   982     $   569       $  709          $ 2,260
Investment in affiliate.......................................           18          --           --               18
Other assets..................................................           81          29           96              206
Short-term marketable securities..............................           98          --           --               98
Cash and cash equivalents.....................................          203           9            8              220
                                                                    -------     -------       ------          -------
   Total assets...............................................      $ 1,382     $   607       $  813          $ 2,802
                                                                    =======     =======       ======          =======

Debt..........................................................      $ 1,174     $   429       $  361          $ 1,964
Deferred income taxes.........................................           40          47           32              119
Other liabilities.............................................           40          61           76              177
                                                                    -------     -------       ------          -------
   Total liabilities..........................................        1,254         537          469            2,260
Owner's equity ...............................................          128          70          344              542
                                                                    -------     -------       ------          -------
   Total liabilities and owner's equity.......................      $ 1,382     $   607       $  813          $ 2,802
                                                                    =======     =======       ======          =======

                                 January 2, 1998
                                 ---------------                                 Guarantor    Non-Guarantor
                                                                     Parent     Subsidiaries  Subsidiaries    Consolidated
                                                                    -------     ------------  -------------   ------------
Property and equipment, net...................................      $   987     $   569       $  404          $ 1,960
Investment in affiliate.......................................           18          --           --               18
Other assets..................................................           67          18           38              123
Short-term marketable securities..............................          191          --           --              191
Cash and cash equivalents.....................................          219           7           14              240
                                                                    -------     -------       ------          -------
   Total assets...............................................      $ 1,482     $   594       $  456          $ 2,532
                                                                    =======     =======       ======          =======

Debt..........................................................      $ 1,176     $   429       $  198          $ 1,803
Deferred income taxes.........................................           39          47           25              111
Other liabilities.............................................           23          54           23              100
                                                                    -------     -------       ------          -------
   Total liabilities..........................................        1,238         530          246            2,014
Owner's equity................................................          244          64          210              518
                                                                    -------     -------       ------          -------
   Total liabilities and owner's equity.......................      $ 1,482     $   594       $  456          $ 2,532
                                                                    =======     =======       ======          =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statements of Operations
                                  (in millions)
                                   (unaudited)

                        Twelve Weeks Ended March 27, 1998
                        ---------------------------------

                                                                                 Guarantor    Non-Guarantor
                                                                    Parent      Subsidiaries  Subsidiaries   Consolidated
                                                                    -------     ------------  -------------  ------------
REVENUES......................................................      $    67     $    38       $   40         $   145
OPERATING COSTS AND EXPENSES..................................           32          18           20              70
                                                                    -------     -------       ------         -------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................           35          20           20              75
Corporate expenses............................................           (2)         (1)          (1)             (4)
Interest expense..............................................          (26)         (9)          (5)            (40)
Interest income...............................................            6          --           --               6
                                                                    -------     -------       ------         -------
INCOME BEFORE INCOME TAXES....................................           13          10           14              37
Provision for income taxes....................................           (6)         (4)          (5)            (15)
                                                                    -------     -------       ------         -------
NET INCOME ...................................................      $     7     $     6       $    9         $    22
                                                                    =======     =======       ======         =======

                        Twelve Weeks Ended March 28, 1997
                        ---------------------------------
                                                                                 Guarantor   Non-Guarantor
                                                                     Parent     Subsidiaries Subsidiaries    Consolidated
                                                                    --------    ------------ --------------  ------------
REVENUES......................................................      $     59    $     26     $     12        $     97
OPERATING COSTS AND EXPENSES..................................            30          12           10              52
                                                                    --------    --------     --------        --------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................            29          14            2              45
Corporate expenses............................................            (1)         (1)          (1)             (3)
Interest expense..............................................           (16)         (6)          (1)            (23)
Interest income...............................................             1           3           --               4
                                                                    --------    --------     --------        --------
INCOME BEFORE INCOME TAXES....................................            13          10           --              23
Provision for income taxes....................................            (5)         (4)          --              (9)
                                                                    --------    --------     --------        --------
NET INCOME....................................................      $      8    $      6     $     --        $     14
                                                                    ========    ========     ========        ========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statement of Cash Flows
                                  (in millions)
                                   (unaudited)

                        Twelve Weeks Ended March 27, 1998
                        ---------------------------------

                                                                                 Guarantor    Non-Guarantor
                                                                     Parent     Subsidiaries  Subsidiaries    Consolidated
                                                                    --------    ------------  -------------   ------------
CASH PROVIDED BY OPERATIONS...................................      $    22     $    11       $   15          $    48
INVESTING ACTIVITIES
   Acquisitions...............................................           --          --         (123)            (123)
   Capital expenditures.......................................           (9)         (6)          (6)             (21)
   Sale of short-term marketable securities...................           93          --           --               93
                                                                    -------     -------       ------           ------
      Cash provided by (used in) investing activities.........           84          (6)        (129)             (51)
                                                                    -------     -------       ------           ------
FINANCING ACTIVITIES
   Repayment of debt..........................................           (2)         --           --               (2)
   Transfers to/from Parent...................................         (120)         (3)         123               --
   Deposits into debt service reserves........................           --          --          (15)             (15)
                                                                    -------     -------       ------           ------
      Cash provided by (used in) financing activities.........         (122)         (3)         108              (17)
                                                                    -------     -------       ------           ------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS..........................................      $   (16)    $     2       $   (6)         $   (20)
                                                                    =======     =======       ======          =======


                                         Twelve Weeks Ended March 28, 1997
                                         ---------------------------------

                                                                                 Guarantor    Non-Guarantor
                                                                     Parent     Subsidiaries  Subsidiaries   Consolidated
                                                                    --------    ------------  -------------  ------------
CASH PROVIDED BY OPERATIONS...................................      $     43    $     12      $      1       $     56
                                                                    --------    --------      --------       --------
INVESTING ACTIVITIES
   Acquisitions...............................................           (57)         --            --            (57)
   Capital expenditures.......................................            (6)         (6)           (1)           (13)
   Other .....................................................            12          --            --             12
                                                                    --------    --------      --------       --------
      Cash used in investing activities.......................           (51)         (6)           (1)           (58)
                                                                    --------    --------      --------       --------
FINANCING ACTIVITIES
   Repayment of debt..........................................            (1)         --            --             (1)
   Transfers to/from Parent...................................             6          (6)           --             --
   Dividends to Host Marriott Corporation and affiliates......           (13)         --            --            (13)
                                                                    --------    --------      --------       --------
     Cash  used in  financing activities......................            (8)         (6)           --            (14)
                                                                    --------    --------      --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS.........................      $    (16)   $     --      $     --       $    (16)
                                                                    ========    ========      ========       ========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS
--------------------------

Certain matters discussed in this Form 10-Q include forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, including without limitation, statements related to the proposed REIT conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion. All forward-looking statements involve known and unknown risks, uncertainties, and other factors many of which are not within the control of the Company, that may cause the actual transactions, results, performance or achievements of the Company to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debt holders and partners of the Company and its affiliates and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and governmental actions. While the Company believes the expectations reflected in these forward-looking statements are based upon reasonable assumptions it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS
---------------------

The following discussion and analysis of operations and financial condition presents the consolidated results of the Company as if the merger discussed in
Note 1 to the condensed consolidated financial statements was effective for all periods presented.

REVENUES. Revenues consist of house profit from the Company's hotel properties and equity in earnings of an affiliate. The Company's first quarter 1998 revenues of $145 million represented a $48 million, or 49%, increase from the first quarter of 1997.

Hotel revenues increased $48 million, or 51%, to $143 million in the first quarter 1998 as the Company reported strong growth in revenue per available room ("REVPAR") and the addition of fifteen full-service hotel properties in 1997 and the first quarter of 1998.

Hotel sales (gross hotel sales, including room sales, food and beverage, and other ancillary sales such as telephone sales) increased $119 million, or 49%, to $361 million for the quarter reflecting the REVPAR increases for comparable units and the addition of full-service properties in 1997 and 1998. Improved results were driven by strong increases in REVPAR of nearly 8% to $101.75 for comparable units for the 1998 first quarter. Results were further enhanced by a one percentage point increase in the house profit margin for comparable properties. On a comparable basis, average room rates increased nearly 9% for the quarter, while average occupancy decreased one percentage point. Management believes REVPAR will continue to grow through steady increases in average room rates, combined with minor changes in occupancy rates. However, there can be no assurance that REVPAR will continue to increase in the future.

OPERATING COSTS AND EXPENSES. Operating costs and expenses principally consist of depreciation and amortization, management fees, property taxes, ground, building and equipment rent, insurance, lease payments and certain other costs. Operating costs and expenses increased $18 million to $70 million for the first quarter of 1998 primarily due to the addition of fifteen full-service properties during 1997 and the first quarter of 1998, and management fees and rentals tied to improved operating results as well as depreciation. As a percentage of hotel revenues, operating costs and expenses were 49% and 55% of revenues for first quarter of 1998 and 1997, respectively, due to the significant increase in REVPAR discussed above as well as the increase in operating leverage as a result of a significant portion of the Company's operating cost and expenses being fixed.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, the Company's operating profit increased by $30 million to $75 million, or 52% of revenues, in the first quarter of 1998

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

from $45 million, or 46% of revenues, in the first quarter of 1997. Most of the Company's hotels recorded substantial improvements in operating results. Several hotels, including the Atlanta Northwest Marriott, the New York World Trade Center Marriott, the JW Marriott Houston, the Plaza San Antonio Marriott, the San Antonio Riverwalk Marriott, the Washington Dulles Airport Marriott and the Toronto Delta Meadowvale posted particularly significant improvements in operating profit for the quarter.

CORPORATE EXPENSES. Corporate expenses for the first quarter increased $1 million to $4 million due to an increase in corporate expenses allocated to the Company by Host Marriott. As a percentage of revenues, corporate expenses decreased slightly to 2.8% of revenues for the first quarter of 1998 from 3.1% for the first quarter of 1997.

INTEREST EXPENSE. Interest expense increased $17 million to $40 million for the first quarter of 1998 due primarily to the issuance of $600 million of senior notes in July 1997.

NET INCOME. The Company's net income for the first quarter of 1998 increased $8 million to $22 million, or 15% of revenues, compared to net income of $14 million, or 14% of revenues, for the first quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company reported a decrease in cash and cash equivalents of $20 million for the first quarter of 1998. This decrease is primarily due to the use of funds for the acquisition of controlling interests in four full-service hotel properties, partially offset by cash provided by operations. Cash flow provided by operations decreased $8 million to $48 million for the twelve weeks ended March 27, 1998, primarily due to the timing of payments due from hotel managers for operations.

Cash used in investing activities was $51 million and $58 million for the first quarter of 1998 and 1997, respectively. The Company's cash used in investing primarily consists of acquisitions of hotel properties, capital expenditures for conversions, improvements and renewal and replacements, partially offset by the sale of short-term marketable securities. During the first quarter of 1998, the Company acquired controlling interests in the 1,671-room Atlanta Marriott Marquis for $239 million, including the assumption of $164 million of mortgage debt and in a newly-formed partnership that owns three hotels (the 359-room Albany Marriott, the 320-room Minneapolis Marriott Southwest and the 350-room San Diego Marriott Mission Valley) for $50 million. During the second quarter of 1998, the Company sold the 192-room Napa Valley Marriott for approximately $21 million and recorded a pre-tax gain of approximately $___ million.

Cash used in financing activities was $17 million and $14 million for first quarter of 1998 and 1997, respectively. Company financing activity in the first quarter of 1998 reflects an increase in debt service reserves associated with the assumption of debt for certain hotel properties. The first quarter of 1997 results reflect a $13 million dividend to Host Marriott as permitted under the senior notes indentures. During the second quarter of 1998, the Company paid a $3 million dividend to Host Marriott.

On April 17, 1998, Host Marriott announced that its Board of Directors (the "Board") has authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust ("REIT"), effective as of January 1, 1999, and to spin-off its senior living communities business ("SLC") through a taxable stock dividend to its shareholders. After the REIT reorganization, which is subject to shareholder and final Board approval, Host Marriott intends to operate as an "UPREIT," with all of its assets and operations, including the Company, conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner.

As part of the reorganization, Host Marriott filed a shelf registration statement with the Securities and Exchange Commission for $2.5 billion in securities which may include debt, equity or a combination thereof. Host Marriott anticipates that any net proceeds from the sale of offered securities (including the potential issuance of perpetual preferred stock by Host Marriott) will be used for refinancing of Host Marriott's indebtedness, including HMH Properties' approximately $1.55 billion in outstanding senior notes, the potential refinancing of portions of Host Marriott's approximately $2 billion of mortgage debt and potential future acquisitions.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The REIT expects to qualify as a real estate investment trust under federal income tax law beginning January 1, 1999. However, consummation of the REIT reorganization is subject to significant contingencies that are outside the control of the Company, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT reorganization will be completed or that it will be effective as of January 1, 1999.

EBITDA
------

The Company believes that consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items (principally non-cash write downs of lodging properties and equity in earnings of an affiliate, net of distributions received) ("EBITDA") is a meaningful measure of its operating performance due to the significance of the Company's long-lived assets (and the related depreciation thereon). EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business and is used in the senior notes indentures as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

EBITDA increased $36 million, or 56%, to $100 million for the first quarter of 1998 over the first quarter of 1997 results. Hotel EBITDA increased $34 million to $96 million in the first quarter of 1998. The increase in hotel EBITDA is due to the increase in comparable full-service EBITDA of 10%, as well as incremental EBITDA from the addition of 15 full-service hotels in 1997 and 1998.

The Company interest coverage, defined as EBITDA divided by cash interest expense, was 2.6 to 1.0 and 2.8 to 1.0 for the first quarter of 1998 and 1997, respectively. The ratio of earnings to fixed charges was 1.9 to 1.0 for each of the first quarter of 1998 and 1997.

The following is a reconciliation of EBITDA to net income:

                                                      Twelve Weeks Ended
                                                     ---------------------
                                                     March 27,   March 28,
                                                      1998         1997
                                                     ---------   ---------
                                                          (in millions)
EBITDA............................................   $     100   $      64
Interest expense..................................         (40)        (23)
Depreciation and amortization.....................         (23)        (19)
Income taxes......................................         (15)         (9)
Loss on dispositions of assets
   and other non-cash charges, net................          --           1
                                                     ---------    --------
   Net income.....................................   $      22    $     14
                                                     =========    ========

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


                                        HMH PROPERTIES, INC.


May 11, 1998                            /s/ Donald D. Olinger
----------------                        --------------------------
Date                                    Donald D. Olinger
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)