Form 10-Q
period 1998-06-19
HMH PROPERTIES INC
filed 1998-07-31
CIK 905038

================================================================================

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



FOR THE QUARTER ENDED JUNE 19, 1998       COMMISSION FILE NO. 33-95058


                              HMH PROPERTIES, INC.
                              10400 FERNWOOD ROAD
                           BETHESDA, MARYLAND  20817

                                 (301) 380-9000


         Delaware                                               52-1822042
---------------------------                               ----------------------
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

                                                           Yes   X     No
                                                               -----      -----
================================================================================

                     HMH PROPERTIES, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                 PAGE
                                                                  NO.
                                                                 ----

PART I.     FINANCIAL INFORMATION (UNAUDITED):

            Condensed Consolidated Balance Sheets -                3
             June 19, 1998 and January 2, 1998

            Condensed Consolidated Statements of Operations -      4
             Twelve and Twenty-Four Weeks Ended June 19, 1998
             and June 20, 1997

            Condensed Consolidated Statements of Cash Flows -      6
             Twenty-Four Weeks Ended June 19, 1998 and
             June 20, 1997

            Notes to Condensed Consolidated Financial Statements   7

            Management's Discussion and Analysis of Results of    15
             Operations and Financial Condition

PART II.    OTHER INFORMATION AND SIGNATURE                       19


                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                  June 19,   January 2,
                                                                    1998        1998
                                                                  --------   ---------
                                                                       (unaudited)
                                   ASSETS
Property and equipment, net......................................   $2,259      $1,960
Due from hotel managers..........................................       44          31
Investments in affiliate.........................................       20          18
Other assets.....................................................      163          92
Short-term marketable securities.................................       44         191
Cash and cash equivalents........................................      288         240
                                                                    ------      ------
                                                                    $2,818      $2,532
                                                                    ======      ======

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Senior notes.....................................................   $1,550      $1,550
Notes secured by real estate assets..............................      368         219
Other notes......................................................       32          34
                                                                    ------      ------
  Total debt.....................................................    1,950       1,803
Deferred income taxes............................................      123         111
Other liabilities................................................      183         100
                                                                    ------      ------
  Total liabilities..............................................    2,256       2,014
                                                                    ------      ------

Shareholder's equity
  Common stock, 100 shares issued and outstanding, no par value..      --          --
  Additional paid-in capital.....................................      527         525
  Retained earnings (deficit)....................................       35          (7)
                                                                    ------      ------
     Total shareholder's equity..................................      562         518
                                                                    ------      ------
                                                                    $2,818      $2,532
                                                                    ======      ======



           See Notes to Condensed Consolidated Financial Statements.

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               TWELVE WEEKS ENDED JUNE 19, 1998 AND JUNE 20, 1997
                            (UNAUDITED, IN MILLIONS)



                                                                                    1998    1997
                                                                                   ------  ------
REVENUES
Hotels...........................................................................  $ 145   $  97
Net gain on property transactions................................................     11      --
Equity in earnings of affiliate..................................................      2       1
                                                                                   -----   -----
  Total revenues.................................................................    158      98
                                                                                   -----   -----

OPERATING COSTS AND EXPENSES
Depreciation and amortization....................................................     27      17
Base and incentive management fees (including Marriott International
 management fees of $21 million and $15 million in 1998 and 1997, respectively)..     23      16
Property taxes...................................................................     10       7
Ground rent, insurance and other.................................................     15       9
                                                                                   -----   -----
  Total operating costs and expenses.............................................     75      49
                                                                                   -----   -----

OPERATING PROFIT BEFORE MINORITY INTEREST,
 CORPORATE EXPENSES AND INTEREST.................................................     83      49
Minority interest................................................................     (3)     --
Corporate expenses...............................................................     (4)     (3)
Interest expense.................................................................    (42)    (23)
Interest income..................................................................      5       5
                                                                                   -----   -----

INCOME BEFORE INCOME TAXES.......................................................     39      28
Provision for income taxes.......................................................    (16)    (12)
                                                                                   -----   -----

NET INCOME.......................................................................  $  23   $  16
                                                                                   =====   =====




           See Notes to Condensed Consolidated Financial Statements.

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            TWENTY-FOUR WEEKS ENDED JUNE 19, 1998 AND JUNE 20, 1997
                            (UNAUDITED, IN MILLIONS)



                                                                         1998    1997
                                                                        ------  ------
REVENUES
Hotels................................................................  $ 288   $ 192
Net gain on property transactions.....................................     11      --
Equity in earnings of affiliate.......................................      4       3
                                                                        -----   -----
  Total revenues......................................................    303     195
                                                                        -----   -----

OPERATING COSTS AND EXPENSES
Depreciation and amortization.........................................     50      35
Base and incentive management fees (including Marriott International management fees of $43 million and $29 million in 1998 and 1997,
 respectively)........................................................     46      32
Property taxes........................................................     20      13
Ground rent, insurance and other......................................     29      21
                                                                        -----   -----
  Total operating costs and expenses..................................    145     101
                                                                        -----   -----

OPERATING PROFIT BEFORE MINORITY INTEREST,
CORPORATE EXPENSES AND INTEREST.......................................    158      94
Minority interest.....................................................     (3)     --
Corporate expenses....................................................     (8)     (6)
Interest expense......................................................    (82)    (46)
Interest income.......................................................     11       9
                                                                        -----   -----

INCOME BEFORE INCOME TAXES............................................     76      51
Provision for income taxes............................................    (31)    (21)
                                                                        -----   -----

NET INCOME............................................................  $  45   $  30
                                                                        =====   =====




           See Notes to Condensed Consolidated Financial Statements.

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            TWENTY-FOUR WEEKS ENDED JUNE 19, 1998 AND JUNE 20, 19967
                            (UNAUDITED, IN MILLIONS)

                                                                   1998    1997
                                                                  ------  ------

OPERATING ACTIVITIES
Net income......................................................  $  45   $  30
Adjustments to reconcile to cash from operations:
   Depreciation and amortization................................     50      35
   Income taxes.................................................     31      21
   Net (gains) losses on property transactions..................    (11)     --
   Changes in operating accounts
   Other assets.................................................     --      (5)
   Other liabilities............................................     (3)     (1)
   Other........................................................      1       1
                                                                  -----   -----
   Cash provided by operations..................................    113      81
                                                                  -----   -----

INVESTING ACTIVITIES
Proceeds from sales of assets...................................     21      --
Sale of short-term marketable securities........................    231      --
Purchase of short-term marketable securities....................    (84)     --
Acquisitions....................................................   (117)    (89)
Capital expenditures:
  Renewals and replacements.....................................    (43)    (16)
  Other.........................................................     (8)     (9)
Other...........................................................    (23)     12
                                                                  -----   -----
   Cash (used in) investing activities..........................    (23)   (102)
                                                                  -----   -----

FINANCING ACTIVITIES
Dividends to Host Marriott Corporation and affiliates...........     (3)    (32)
Repayment of debt...............................................     (3)     (2)
Debt prepayments................................................    (13)     --
Deposits into debt service reserves.............................    (23)     --
                                                                  -----   -----
   Cash used in financing activities............................    (42)    (34)
                                                                  -----   -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................  $  48   $ (55)
                                                                  =====   =====

Non-cash Financing Activities
   Assumption of mortgage debt for the purchase of controlling
   interest in one property.....................................  $ 164   $  --
                                                                  =====   =====




           See Notes to Condensed Consolidated Financial Statements.

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The accompanying condensed consolidated financial statements of HMH Properties, Inc. and subsidiaries (the "Company" or "Properties"), a wholly-owned direct subsidiary of Host Marriott Hospitality, Inc. ("Hospitality") have been prepared by the Company without audit. Hospitality is a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). During the third quarter of 1997, the Company completed a consent solicitation with holders of its senior notes to amend certain provisions of the senior notes indenture. A similar consent solicitation was conducted by HMC Acquisition Properties, Inc. ("Acquisitions") (together, the "Consent Solicitations"). The Consent Solicitations facilitated the merger of Acquisitions, a wholly-owned indirect subsidiary of Host Marriott, which owned 17 full-service hotel properties, with and into the Company (the "Merger"). The financial statements present the consolidated financial position, results of operations and cash flows of Properties and Acquisitions for all periods presented.

        Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended January 2, 1998.

        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 19, 1998 and January 2, 1998 and the results of operations for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 and cash flows for the twenty-four weeks ended June 19, 1998 and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. On April 17, 1998, Host Marriott announced that its Board of Directors (the "Board") had authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust ("REIT"), effective as of January 1, 1999, and to spin-off its senior living communities business ("SLC") through a taxable stock dividend to its shareholders (collectively, the "REIT Conversion"). After the REIT Conversion, which is subject to shareholder and final Board approval, Host Marriott intends to operate as an "UPREIT," with all of its assets and operations, including the Company, conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner.

        In June 1998, as part of the REIT Conversion, Host Marriott filed a preliminary Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission. The Prospectus/Consent Solicitation Statement describes a proposal whereby the Operating Partnership will acquire by merger (the "REIT Mergers") eight limited partnerships (the "Partnerships") that own full-service hotels in which Host Marriott or its subsidiaries are general partners. As more fully described in the Prospectus/Consent Solicitation Statement, limited partners of these Partnerships that participate in the REIT Mergers will receive either Operating Partnership units or, at their election, unsecured notes due December 15, 2005 issued by the Operating Partnership, in exchange for their partnership interests in such Partnerships.

        The REIT expects to qualify as a real estate investment trust under federal income tax law beginning January 1, 1999. However, consummation of the REIT Conversion is subject to significant contingencies that are outside the control of Host Marriott, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT Conversion will be completed or that it will be effective as of January 1, 1999.

3. On April 20, 1998, Host Marriott and certain of its subsidiaries including the Company filed a Shelf Registration on Form S-3 (the "Shelf Registration") with the Securities and Exchange Commission for $2.5 billion in securities which may include debt, equity or a combination thereof. On June 26, 1998, the Company commenced offers to purchase any and all of the Company's (i) $600,000,000 in 9 1/2% senior notes due 2005, (ii) $350,000,000 in 9% senior notes due 2007 and (iii)
        $600,000,000 in 8 7/8% senior notes due 2007. (collectively, the "Existing Senior Notes"). Concurrently with each offer to purchase, the Company is soliciting

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


        consents from registered holders of the Existing Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Existing Senior Notes were issued.

        As of July 14, 1998, the Company had received valid tenders and executed consents to substantially all of its Existing Senior Notes. The Company's obligation to purchase the Existing Senior Notes remains subject to satisfaction or waiver of certain conditions, including consummation of the offering of New Senior Notes (as defined below) and obtaining the New Credit facility (as defined below). The tender offer expires on August 4, 1998, unless extended.

        On July 17, 1998, the Company filed a supplement to the Shelf Registration for an offering (the "Offering") initially of $1.4 billion of senior notes (the "New Senior Notes"). On July 29, 1998, the Company completed the Offering of $1.7 billion of New Senior Notes in two series, $500 million at 7 7/8% due 2005 and $1.2 billion at 7 7/8% due in 2008. The Offering is expected to close on August 5, 1998. The New Senior Notes will be guaranteed by Host Marriott and certain of its subsidiaries.

        The Company is negotiating with a number of financial institutions with respect to a $1.25 billion credit facility (the "Credit Facility") to be provided by a syndicate of lenders. The Credit Facility will replace the Company's existing $500 million credit facility (the "Existing Credit Facility"). The net proceeds from the Offering and borrowings under the Credit Facility will be used by the Company to purchase the Existing Senior Notes and to make bond premium and consent payments and other expenses expected to total approximately $178 million in connection with the tender discussed above. These costs, along with the write-off of deferred financing fees of approximately $55 million related to the Existing Senior Notes and the Existing Credit Facility, will be recorded as a pre-tax extraordinary loss on the extinguishment of debt in the third quarter of 1998 if the transactions are consummated. The Credit Facility will be guaranteed by Host Marriott and certain of its subsidiaries and is expected to close on August 5, 1998.

4. Revenues represent house profit from the Company's hotel properties, equity in earnings of an affiliate and net gains on property transactions. House profit reflects the net revenues flowing to the Company as property owner and represents hotel operating results less property-level expenses excluding depreciation and amortization, property taxes, ground rent, insurance, lease payments and management fees which are classified as operating costs and expenses.

        House profit generated by the Company's hotels for 1998 and 1997 consists of:


                             Twelve Weeks Ended     Twenty-Four Weeks Ended
                             ------------------     -----------------------
                             June 19,  June 20,     June 19,       June 20,
                               1998      1997         1998           1997
                             --------  --------     --------       --------
                                            (in millions)
Sales
 Rooms....................     $ 235     $ 166        $ 466          $ 328
 Food & Beverage..........       104        64          207            128
 Other....................        25        12           52             28
                               -----     -----        -----          -----
  Total Hotel Sales.......       364       242          725            484
                               -----     -----        -----          -----
Department Costs
 Rooms....................        54        39          106             75
 Food & Beverage..........        76        48          152             97
 Other....................        12         6           26             14
                               -----     -----        -----          -----
  Total Department Costs..       142        93          284            186
                               -----     -----        -----          -----
Department Profit.........       222       149          441            298
Other Deductions..........        77        52          153            106
                               -----     -----        -----          -----
  House Profit............     $ 145     $  97        $ 288          $ 192
                               =====     =====        =====          =====

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5. During the second quarter of 1998, the Company sold the 191-room Napa Valley Marriott for approximately $21, million and recorded a pre-tax gain of approximately $10 million. During the first quarter of 1998, the Company acquired a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis for $239 million, including the assumption of $164 million in mortgage debt. The Company also acquired a controlling interest in a newly formed partnership that owns the 359-room Albany Marriott, the 320-room Minneapolis Marriott Southwest and the 350-room San Diego Marriott Mission Valley for $50 million.

6. The Company paid dividends to Host Marriott of $3 million and $19 million during the second quarter of 1998 and 1997, respectively and $3 million and $32 million year-to-date for 1998 and 1997, respectively, as permitted under the senior notes indentures.

7. The Company adopted Statement Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," in 1998. The adoption of this statement did not have a material impact on the Company's consolidated financial statements. For the twenty-four weeks ended June 19, 1998 and June 20, 1997, the Company had no other comprehensive income. Therefore, comprehensive income is equivalent to net income for all periods presented.

8. The Company operates in the full-service segment of the lodging industry. The Company evaluates the performance of its segments based primarily on operating profit before depreciation, corporate expenses and interest expense. The allocation of income taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to the condensed consolidated financial statements. The following table presents revenues and other financial information by business segment for the twenty-four weeks ended June 19, 1998 and June 20, 1997 (in millions):

                                  Twelve Weeks Ended June  19, 1998     Twenty-four Weeks Ended June 19, 1998
                                  ----------------------------------    -------------------------------------
                                            Corporate                               Corporate
                                   Hotels    & Other    Consolidated     Hotels      & Other     Consolidated
                                  --------  ---------   ------------    --------    ---------    ------------
  Revenues.................       $  145        $13       $  158        $  288         $15          $  303
  Operating profit.........           70         13           83           143          15             158
  Corporate expense........           --         (4)          (4)           --          (7)             (7)
  Interest expense.........          (42)        --          (42)          (82)         --             (82)
  Interest income..........            5         --            5            11          --              11
  Income before taxes......           30          9           39            68           8              76
  Total assets.............       $2,798        $20       $2,818        $2,798         $20          $2,818

                                  Twelve Weeks Ended June  19, 1998     Twenty-four Weeks Ended June 19, 1998
                                  ----------------------------------    -------------------------------------
                                            Corporate                               Corporate
                                   Hotels    & Other    Consolidated     Hotels      & Other     Consolidated
                                  --------  ---------   ------------    --------    ---------    ------------
  Revenues.................       $   97        $ 1       $   98        $  192         $ 3          $  195
  Operating profit.........           48          1           49            91           3              94
  Corporate expense........           --         (3)          (3)           --          (6)             (6)
  Interest expense.........          (23)        --          (23)          (46)         --             (46)
  Interest income..........            5         --            5             9          --               9
  Income before taxes......           30         (2)          28            54          (3)             51
  Total assets.............       $1,873        $18       $1,891        $1,873         $18          $1,891

9. All but eight of the subsidiaries of the Company guarantee the Existing Senior Notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") are the owners of the Marriott World Trade Center, the Pittsburgh Marriott City Center, the

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


        Norfolk Waterside Marriott, the Marriott Manhattan Beach, Marriott's Desert Springs Resort and Spa, the Atlanta Marriott Marquis, the Albany Marriott, the Minneapolis Marriott Southwest, the San Diego Marriott Mission Valley and HMH HPT Residence Inn, Inc., the lessee of the Residence Inn properties. At June 20, 1997, there is no subsidiary of the Company the capital stock of which comprises a substantial portion of the collateral for the senior notes within the meaning of Rule 3-10 of Regulation S-X.

        The following condensed, consolidating financial information sets forth the combined financial position as of June 19, 1998 and January 2, 1998 and the results of operations for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 and cash flows for the twenty-four weeks ended June 19, 1998 and June 20, 1997 of the parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Supplemental Condensed Consolidating Balance Sheets
              ---------------------------------------------------
                                 (in millions)

                                 June 19, 1998
                                 -------------
                                  (unaudited)

                                                     Guarantor     Non-Guarantor
                                          Parent    Subsidiaries   Subsidiaries  Consolidated
                                         ---------  -------------  ------------  ------------

Property and equipment, net............     $  975           $576          $708        $2,259
Investment in affiliate................         20             --            --            20
Other assets...........................         87             25            95           207
Short-term marketable securities.......         44             --            --            44
Cash and cash equivalents..............        266             12            10           288
                                            ------           ----          ----        ------
 Total assets..........................     $1,392           $613          $813        $2,818
                                            ======           ====          ====        ======

Debt...................................     $1,171           $429          $350        $1,950
Deferred income taxes..................         44             47            32           123
Other liabilities......................         90             57            36           183
                                            ------           ----          ----        ------
 Total liabilities.....................      1,305            533           418         2,256
Owner's equity.........................         87             80           395           562
                                            ------           ----          ----        ------
 Total liabilities and owner's equity..     $1,392           $613          $813        $2,818
                                            ======           ====          ====        ======

                                January 2, 1998
                                ---------------

                                                     Guarantor     Non-Guarantor
                                          Parent    Subsidiaries   Subsidiaries  Consolidated
                                         ---------  -------------  ------------  ------------

Property and equipment, net............     $  987           $569          $404        $1,960
Investment in affiliate................         18             --            --            18
Other assets...........................         67             18            38           123
Short-term marketable securities.......        191             --            --           191
Cash and cash equivalents..............        219              7            14           240
                                            ------           ----          ----        ------
 Total assets..........................     $1,482           $594          $456        $2,532
                                            ======           ====          ====        ======

Debt...................................     $1,176           $429          $198        $1,803
Deferred income taxes..................         39             47            25           111
Other liabilities......................         23             54            23           100
                                            ------           ----          ----        ------
 Total liabilities.....................      1,238            530           246         2,014
Owner's equity.........................        244             64           210           518
                                            ------           ----          ----        ------
 Total liabilities and owner's equity..     $1,482           $594          $456        $2,532
                                            ======           ====          ====        ======

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Supplemental Condensed Consolidating Statements of Operations
         -------------------------------------------------------------
                                 (in millions)
                                  (unaudited)

                        Twelve Weeks Ended June 19, 1998
                        --------------------------------

                                                            Guarantor    Non-Guarantor
                                               Parent     Subsidiaries   Subsidiaries   Consolidated
                                             ----------  --------------  -------------  -------------

REVENUES...................................       $ 73             $42            $43           $158
OPERATING COSTS AND EXPENSES...............         32              19             24             75
                                                  ----             ---            ---           ----
OPERATING PROFIT BEFORE MINORITY INTEREST
 CORPORATE EXPENSES AND INTEREST...........         41              23             19             83
Minority interest..........................         --              --             (3)            (3)
Corporate expenses.........................         (1)             (1)            (2)            (4)
Interest expense...........................        (27)             (8)            (7)           (42)
Interest income............................          5              --             --              5
                                                  ----             ---            ---           ----
INCOME BEFORE INCOME TAXES.................         18              14              7             39
Provision for income taxes.................         (7)             (6)            (3)           (16)
                                                  ----             ---            ---           ----
NET INCOME.................................       $ 11             $ 8            $ 4           $ 23
                                                  ====             ===            ===           ====

                        Twelve Weeks Ended June 20, 1997
                        --------------------------------

                                                             Guarantor    Non-Guarantor
                                                Parent     Subsidiaries   Subsidiaries   Consolidated
                                              ----------  --------------  -------------  -------------

REVENUES....................................       $ 58             $24            $16           $ 98
OPERATING COSTS AND EXPENSES................         26              10             13             49
                                                   ----             ---            ---           ----
OPERATING PROFIT BEFORE CORPORATE EXPENSES
 AND INTEREST...............................         32              14              3             49
Corporate expenses..........................         (2)             (1)            --             (3)
Interest expense............................        (21)             (1)            (1)           (23)
Interest income.............................          2               3             --              5
                                                   ----             ---            ---           ----
INCOME BEFORE INCOME TAXES..................         11              15              2             28
Provision for income taxes..................         (5)             (6)            (1)           (12)
                                                   ----             ---            ---           ----
NET INCOME..................................       $  6             $ 9            $ 1           $ 16
                                                   ====             ===            ===           ====

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Supplemental Condensed Consolidating Statements of Operations
         -------------------------------------------------------------
                                 (in millions)
                                  (unaudited)

                     Twenty-Four Weeks Ended June 19, 1998
                     -------------------------------------

                                                             Guarantor    Non-Guarantor
                                                Parent     Subsidiaries   Subsidiaries   Consolidated
                                              ----------  --------------  -------------  -------------

REVENUES....................................       $140            $ 80           $ 83           $303
OPERATING COSTS AND EXPENSES................         64              37             44            145
                                                   ----            ----           ----           ----
OPERATING PROFIT BEFORE MINORITY INTEREST,
 CORPORATE EXPENSES AND INTEREST............         76              43             39            158
Minority interest...........................         --              --             (3)            (3)
Corporate expenses..........................         (3)             (2)            (3)            (8)
Interest expense............................        (53)            (17)           (12)           (82)
Interest income.............................         11              --             --             11
                                                   ----            ----           ----           ----
INCOME BEFORE INCOME TAXES..................         31              24             21             76
Provision for income taxes..................        (13)             (8)           (10)           (31)
                                                   ----            ----           ----           ----
NET INCOME..................................       $ 18            $ 16           $ 11           $ 45
                                                   ====            ====           ====           ====

                     Twenty-Four Weeks Ended June 20, 1997
                     -------------------------------------

                                                             Guarantor    Non-Guarantor
                                                Parent     Subsidiaries   Subsidiaries   Consolidated
                                              ----------  --------------  -------------  -------------

REVENUES....................................       $117            $ 50            $28           $195
OPERATING COSTS AND EXPENSES................         56              22             23            101
                                                   ----            ----            ---           ----
OPERATING PROFIT BEFORE CORPORATE EXPENSES
 AND INTEREST...............................         61              28              5             94
Corporate expenses..........................         (3)             (2)            (1)            (6)
Interest expense............................        (41)             (3)            (2)           (46)
Interest income.............................          3               6             --              9
                                                   ----            ----            ---           ----
INCOME BEFORE INCOME TAXES..................         20              29              2             51
Provision for income taxes..................         (9)            (11)            (1)           (21)
                                                   ----            ----            ---           ----
NET INCOME..................................       $ 11            $ 18            $ 1           $ 30
                                                   ====            ====            ===           ====

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statement of Cash Flows
          ------------------------------------------------------------
                                 (in millions)
                                  (unaudited)

                     Twenty-Four Weeks Ended June 19, 1998
                     -------------------------------------

                                                                         Guarantor    Non-Guarantor
                                                            Parent     Subsidiaries   Subsidiaries   Consolidated
                                                          ----------  --------------  -------------  -------------

CASH PROVIDED BY OPERATIONS.............................      $  44            $ 35          $  34          $ 113
                                                              -----            ----          -----          -----
INVESTING ACTIVITIES
 Proceeds from sales of assets..........................         21              --             --             21
 Sales of short-term marketable securities..............        231              --             --            231
 Purchase of short-term marketable securities...........        (84)             --             --            (84)
 Acquisitions...........................................         --              --           (117)          (117)
 Capital expenditures...................................        (25)            (18)            (8)           (51)
 Other..................................................        (23)             --             --            (23)
                                                              -----            ----          -----          -----
    Cash used in investing activities...................        120             (18)          (125)           (23)
                                                              -----            ----          -----          -----
FINANCING ACTIVITIES
 Repayment/prepayment of debt...........................         (3)             --            (13)           (16)
 Transfers to/from Parent...............................       (111)            (12)           123             --
 Deposits into debt service reserves....................         --              --            (23)           (23)
 Dividends to Host Marriott Corporation and affiliates..         (3)             --             --             (3)
                                                              -----            ----          -----          -----
    Cash provided by (used in) financing activities.....       (117)            (12)            87            (42)
                                                              -----            ----          -----          -----

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.............................................      $  47            $  5          $  (4)         $  48
                                                              =====            ====          =====          =====

                     Twenty-Four Weeks Ended June 20, 1997
                     -------------------------------------

                                                                         Guarantor    Non-Guarantor
                                                            Parent     Subsidiaries   Subsidiaries   Consolidated
                                                          ----------  --------------  -------------  -------------

CASH PROVIDED BY OPERATIONS.............................       $ 37           $  38           $  6          $  81
                                                               ----           -----           ----          -----
INVESTING ACTIVITIES
 Acquisitions...........................................        (56)             --            (33)           (89)
 Capital expenditures...................................        (13)            (11)            (1)           (25)
 Other..................................................         12              --             --             12
                                                               ----           -----           ----          -----
   Cash provided by (used in) investing activities......        (57)            (11)           (34)          (102)
                                                               ----           -----           ----          -----
FINANCING ACTIVITIES
 Repayment of debt......................................         (2)             --             --             (2)
 Transfers to/from Parent...............................         (1)            (27)            28             --
 Dividends to Host Marriott Corporation and affiliates..        (32)             --             --            (32)
                                                               ----           -----           ----          -----
   Cash provided by (used in) financing activities......        (35)            (27)            28            (34)
                                                               ----           -----           ----          -----

INCREASE IN CASH AND CASH EQUIVALENTS...................       $(55)          $  --           $ --          $ (55)
                                                               ====           =====           ====          =====


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

RESULTS OF OPERATIONS

The following discussion and analysis of operations and financial condition presents the condensed consolidated results of the Company as if the merger discussed in footnote 1 to the financial statements was effective for all periods presented.

REVENUES. Revenues consist of house profit from the Company's hotel properties and equity in earnings of an affiliate and net gains on property transactions. The Company's second quarter 1998 revenues of $158 million represented a $60 million, or 61%, increase from the second quarter of 1997. Year-to-date revenues increased $108 million, or 55%, to $303 million. The results include a gain of approximately $10 million on the sale of the Napa Valley Marriott in the second quarter of 1998. The Company's revenue and operating profit were impacted by improved lodging results from comparable properties, the addition of fifteen full-service hotel properties during 1997 and 1998, and the sale of the Napa Valley Marriott.

Hotel revenues increased $48 million, or 49%, to $145 million in the second quarter of 1998. Year-to-date 1998 hotel revenues increased $96 million, or 50% to $288 million. The 1998 hotel revenue increases reflect the addition of fifteen full-service hotel properties in 1997 and 1998 and overall improved lodging results.

Hotel sales (gross hotel sales, including room sales, food and beverage sales, and other ancillary sales such as telephone sales) increased $122 million, or 50%, to $364 million for the quarter, and $241 million, or 50%, to $725 million year-to-date, reflecting revenue per available room ("REVPAR") increases for comparable units and the increase in full-service properties during 1997 and 1998. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Improved results were driven by strong increases in REVPAR of nearly 6% for comparable units for the second quarter and 7% year-to-date. On a comparable basis, average room rates increased 7% for the quarter and over 8%year-to-date, while average occupancy decreased approximately one percentage point for the quarter and year-to-date. Management believes that future increases in REVPAR will be driven primarily by increases in average room rates. However, there can be no assurance that REVPAR will continue to increase in the future.

OPERATING COSTS AND EXPENSES. Operating costs and expenses consist of depreciation, amortization, management fees, property taxes, building and equipment rent, insurance, lease payments and certain other costs. Operating costs and expenses increased $26 million to $75 million for the second quarter of 1998 and $44 million to $145 million year-to-date primarily reflecting the addition of fifteen full-service properties during 1997 and 1998, and increased management fees and rentals tied to improved operating results as well as depreciation. As a percentage of hotel revenues, hotel operating costs and expenses were 52% and 51% of revenues for second quarter 1998 and 1997, respectively and 50% and 53% of revenues for year-to-date 1998 and 1997, respectively.

OPERATING PROFIT. As a result of the changes in revenues, operating costs and expenses discussed above, the Company's operating profit increased by $34 million to $83 million, or 53% of revenues, in the second quarter of 1998 from $49 million, or 50% of revenues, in the second quarter of 1997. Year-to-date operating profit increased

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


$64 million to $158 million, or 52% of revenues. Most of the Company's hotels continue to record substantial improvements in operating results. Several hotels, including the Atlanta Marriott Northwest, The Ritz-Carlton, Marina del Rey, the Marriott World Trade Center and the Marina Beach Marriott posted particularly significant improvements in operating profit for the second quarter and year-to-date.

MINORITY INTEREST. Minority interest expense increased $3 million for the second quarter of 1998 and year-to-date, respectively. The increase primarily reflects the acquisition of Marriott's Desert Springs Resort and Spa at the end of 1997 and the acquisitions of the Atlanta Marriott Marquis, the Albany Marriott, the Minneapolis Marriott Southwest and the San Diego Marriott Mission Valley in the first quarter of 1998. Minority interest expense was not significant in prior periods.

CORPORATE EXPENSES. Corporate expenses increased $1 million for the second quarter of 1998 and $2 million year-to-date. As a percentage of revenues, corporate expenses decreased to 2.5% and 2.6% of revenues for the 1998 second quarter and year-to-date, respectively, compared to 3.1% of revenues for both prior year periods.

INTEREST EXPENSE. Interest expense increased $19 million for the second quarter of 1998 and $36 million year-to-date, primarily reflecting the July 1997 issuance of $600 million in senior notes and the assumption of approximately $287 million of mortgage notes on two properties acquired in late 1997 and the first quarter of 1998.

NET INCOME. The Company's net income for the second quarter of 1998 increased $7 million to $23 million compared to net income of $16 million for the second quarter of 1997. Year-to-date net income for 1998 was $45 million compared to $30 million of revenues for 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported an increase in cash and cash equivalents of $48 million for the twenty-four weeks ended June 19, 1998. This increase for 1998 is primarily due to cash generated from operations and the net sales of short-term marketable securities, partially offset by the acquisition of, or purchase of a controlling interests in, four full-service properties and capital expenditures on existing properties. Cash flow provided by operations increased $32 million to $113 million for the twenty-four weeks ended June 19, 1998.

Cash used in investing activities was $23 million and $102 million for the twenty-four weeks ended June 19, 1998, and June 20, 1997, respectively. Cash used in investing activities for 1998 primarily reflect the acquisition of controlling interests in two partnerships that own four full-service hotels for $289 million, including the assumption of $164 million in mortgage debt on one of the properties, as well as capital expenditures on existing properties, partially offset by the net sales of short-term marketable securities.

Cash used in financing activities was $42 million and $34 million for the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively. Cash used in financing activities primarily reflect debt prepayments of $13 million and deposits into debt service reserves for two partnerships of $23 million.
The Company also paid $3 million in dividends to Host Marriott or its affiliates as permitted under the senior notes indentures.

In June 1998, as part of the REIT Conversion, Host Marriott filed a preliminary Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission. The Prospectus/Consent Solicitation Statement describes a proposal whereby the Operating Partnership will acquire by merger (the "REIT Mergers") eight limited partnerships (the "Partnerships") that own full-service hotels in which Host Marriott or its subsidiaries are general partners. As more fully described in the Prospectus/Consent Solicitation Statement, limited partners of these Partnerships that participate in the REIT Mergers will receive either Operating Partnership units or, at their election, unsecured notes due December 15, 2005 issued by the Operating Partnership, in exchange for their partnership interests in such Partnerships.

The REIT expects to qualify as a real estate investment trust under federal income tax law beginning January 1, 1999. However, consummation of the REIT Conversion is subject to significant contingencies that are outside the control

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


of Host Marriott, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT Conversion will be completed or that it will be effective as of January 1, 1999.

On April 17, 1998, Host Marriott announced that its Board of Directors (the "Board") had authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust ("REIT"), effective as of January 1, 1999, and to spin-off its senior living communities business ("SLC") through a taxable stock dividend to its shareholders (collectively, the "REIT Conversion"). After the REIT Conversion, which is subject to shareholder and final Board approval, Host Marriott intends to operate as an "UPREIT," with all of its assets and operations, including the Company, conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner.

On April 20, 1998, Host Marriott and certain of its subsidiaries, including the Company, filed a Shelf Registration on Form S-3 (the "Shelf Registration") with the Securities and Exchange Commission for $2.5 billion in securities which may include debt, equity or a combination thereof.

On June 26, 1998, the Company commenced offers to purchase any and all of the Company's (i) $600,000,000 in 9 1/2% senior notes due 2005, (ii) $350,000,000 in
9% senior notes due 2007 and (iii) $600,000,000 in 8 7/8% senior notes due 2007, (collectively, the "Existing Senior Notes"). Concurrently with each offer to purchase, the Company is soliciting consents from registered holders of the Existing Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Existing Senior Notes were issued (the "Offer and Consent Solicitation").

On July 14, 1998 the Company had received valid tenders and executed consents to substantially all of the Existing Senior Notes. The Company's obligation to purchase the Existing Senior Notes remains subject to satisfaction or waiver of certain conditions, including consummation of the offering of New Senior Notes (as defined below) and obtaining the New Credit Facility (as defined below). Each Offer will expire at on August 4, 1998, unless extended by the Company.

On July 17, 1998, the Company filed a supplement to the Shelf Registration for an offering (the "Offering") initially of $1.4 billion of senior notes (the "New Senior Notes"). On July 29, 1998, the Company completed the Offering of $1.7 billion of New Senior Notes in two series, $500 million at 7 7/8% due 2005 and $1.2 billion at 7 7/8% due in 2008. The Offering is expected to close on August 5, 1998. The New Senior Notes will be guaranteed by Host Marriott and certain of its subsidiaries.

The Company is negotiating with a number of financial institutions with respect to a $1.25 billion credit facility (the "Credit Facility") to be provided by a syndicate of lenders. The Credit Facility will replace the Company's existing $500 million credit facility (the "Existing Credit Facility"). The net proceeds from the Offering and borrowings under the Credit Facility will be used by the Company to purchase the Existing Senior Notes and to make bond premium and consent payments and other expenses expected to total approximately$178 million. These costs, along with the write-off of deferred financing fees of approximately $55 million related to the Existing Senior Notes and the Existing Credit Facility, will be recorded as a pre-tax extraordinary loss on the extinguishment of debt in the third quarter of 1998 if the transactions are consummated. The Credit Facility will be guaranteed by Host Marriott and certain of its subsidiaries and is expected to close August 5, 1998.

EBITDA

The Company believes that consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items (principally non-cash writedowns of lodging properties and equity in earnings of an affiliate, net of distributions received) ("EBITDA") is a meaningful measure of the Company's operating performance due to the significance of the Company's long-lived assets (and the related depreciation thereon) and because EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business and is used

                     HMH PROPERTIES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


in the senior notes indentures as part of the tests determining the Company's ability to incur debt and to make certain restricted payments. EBITDA information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles.

EBITDA increased $32 million, or 48%, to $99 million for the second quarter of 1998 over second quarter 1997. Year-to-date EBITDA increased $68 million, or 52%, to $199 million for 1998 over 1997. Hotel EBITDA increased $35 million, or 55%, to $99 million for the second quarter of 1998 over second quarter 1997. Year-to-date hotel EBITDA increased $69 million, or 55%, to $195 million for 1998. The increase in hotel EBITDA is due to the increase in comparable full-service EBITDA of 7.1%, as well as incremental EBITDA from the addition of fifteen full-service hotels in 1997 and 1998.

The following is a reconciliation of EBITDA to net income:

                                          Twelve Weeks Ended    Twenty-Four Weeks Ended
                                         --------------------  -------------------------
                                         June 19,   June 20,     June 19,     June 20,
                                           1998       1997         1998         1997
                                         ---------  ---------  ------------  -----------
                                                          (in millions)

EBITDA.................................     $  99      $  67         $ 199        $ 131
Interest expense.......................       (42)       (23)          (82)         (46)
Depreciation and amortization..........       (27)       (17)          (50)         (35)
Income taxes...........................       (16)       (12)          (31)         (21)
Gain (loss) on dispositions of assets
 and other non-cash charges, net.......         9          1             9            1
                                            -----      -----         -----        -----
 Net income............................     $  23      $  16         $  45        $  30
                                            =====      =====         =====        =====

The Company interest coverage, defined as EBITDA divided by cash interest expense was 2.5 to 1.0 and 2.9 to 1.0 for the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively. The ratio of earnings to fixed charges was 1.9 to 1.0 and 2.2 to 1.0 for the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively.

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

 None.

ITEM 5.  OTHER INFORMATION

 None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a.  Exhibits:

     None.

 b.  Reports on Form 8-K:

     July 16, 1998 -  Report filing Host Marriott Corporation parent only financial information and Host Marriott Hotels, Inc. financial statements in conjunction with an initial prospectus supplement to Host Marriott Corporation's shelf registration statement filed July 17, 1998 registering $1,400 million in senior notes.

     July 30, 1998 -  Report filing the final prospectus supplement offering
                      $1,700 million in senior notes as an exhibit on Form 8-K.

     July 31, 1998 -  Report filing the financial statements of Host Marriott
                      Hotels (which represents the assets and liabilities expected to be included in Host Marriott Corporation's contribution of certain assets and liabilities to the Operating Partnership in conjunction with Host Marriott Corporation's contemplated REIT Conversion.)

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HMH PROPERTIES, INC.


July 31, 1998                  /s/ Donald D. Olinger
--------------                ----------------------------------------
Date                          Donald D. Olinger
                              Vice President and Corporate Controller
                              (Principal Accounting Officer)