Form 10-Q
period 1998-09-11
HMH PROPERTIES INC
filed 1998-10-26
CIK 905038

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




For the Quarter Ended September 11, 1998           Commission File No. 33-95058


                              HMH PROPERTIES, INC.
                               10400 Fernwood Road
                            Bethesda, Maryland 20817

                                 (301) 380-9000


         Delaware                                               52-1822042
------------------------                                  ----------------------
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

                                                             Yes   X     No
                                                                  ---       ---

================================================================================

                      HMH PROPERTIES, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                        Page
                                                                         No.
                                                                        ----


PART I.   FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets -                          3
            September 11, 1998 and January 2, 1998

          Condensed Consolidated Statements of Operations -                4
            Twelve and Thirty-six Weeks Ended September 11, 1998
            and September 12, 1997

          Condensed Consolidated Statements of Cash Flows -                6
            Thirty-six Weeks Ended September 11, 1998 and
            September 12, 1997

          Notes to Condensed Consolidated Financial Statements             7

          Management's Discussion and Analysis of Results of              15
            Operations and Financial Condition

PART II.  OTHER INFORMATION AND SIGNATURE                                 22

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)


                                                   September 11,     January 2,
                                                       1998             1998
                                                       ----             ----
                                                    (unaudited)
                                     ASSETS

Property and equipment, net........................ $  2,989        $  2,431
Due from hotel managers............................       51              40
Investments in affiliate ..........................       18              18
Other assets.......................................      142             108
Short-term marketable securities...................       36             191
Cash and cash equivalents..........................      368             264
                                                    --------        --------
                                                    $  3,604        $  3,052
                                                    ========        ========


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Senior notes....................................... $  1,713        $  1,550
Notes secured by real estate assets................      717             241
Other notes........................................       32              34
                                                    --------        --------
     Total debt....................................    2,462           1,825
Deferred income taxes..............................      166             145
Other liabilities..................................      125             112
                                                    --------        --------
     Total liabilities.............................    2,753           2,082
                                                    --------        --------


Shareholder's equity
     Common stock, 100 shares issued and
      outstanding, no par value....................       --              --
     Additional paid-in capital....................      958             963
     Retained earnings (deficit)...................     (107)              7
                                                    --------        --------
         Total shareholder's equity ...............      851             970
                                                    --------        --------
                                                    $  3,604        $  3,052
                                                    ========        ========


            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Twelve Weeks Ended September 11, 1998 and September 12, 1997
                            (unaudited, in millions)

                                                                                           1998            1997
                                                                                         ---------       --------
REVENUES
  Hotels..............................................................................   $     138       $    102
  Net gains on property transactions..................................................          --              1
  Equity in earnings of affiliates....................................................           2              1
                                                                                         ---------       --------
    Total revenues....................................................................         140            104
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization.......................................................          27             23
  Base and incentive management fees (including Marriott International management fees of $17 million and $14 million in 1998 and
    1997, respectively)...............................................................          20             19
  Property taxes......................................................................          13              9
  Ground rent, insurance, and other...................................................          18             11
                                                                                         ---------       --------
      Total operating costs and expenses..............................................          78             62
                                                                                         ---------       --------

OPERATING PROFIT......................................................................          62             42
Minority interest.....................................................................          (4)            --
Corporate expenses....................................................................          (4)            (4)
Interest expense......................................................................         (46)           (33)
Interest income.......................................................................           7              9
                                                                                         ---------       --------


INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.....................................          15             14
Provision for income taxes............................................................          (6)            (5)
                                                                                         ---------       --------

INCOME BEFORE EXTRAORDINARY ITEM......................................................           9              9
Extraordinary Item - loss on extinguishment of debt (net of income
   taxes of $80 million)..............................................................        (148)            --
                                                                                         ---------       --------

NET INCOME (LOSS).....................................................................   $    (139)      $      9
                                                                                         =========       ========


            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        Thirty-Six Weeks Ended September 11, 1998 and September 12, 1997
                            (unaudited, in millions)

                                                                                            1998           1997
                                                                                         ---------       --------
REVENUES
  Hotels..............................................................................   $     469       $    330
  Net gain on property transactions...................................................          11              1
  Equity in earnings of affiliates....................................................           6              4
                                                                                         ---------       --------
      Total revenues..................................................................         486            335
                                                                                         ---------       --------

OPERATING COSTS AND EXPENSES
  Depreciation and amortization.......................................................          87             67
  Base and incentive management fees (including Marriott International management fees of $64 million and $46 million in 1998 and
    1997, respectively)...............................................................          70             53
  Property taxes......................................................................          37             26
  Ground rent, insurance and other....................................................          50             35
                                                                                         ---------       --------
    Total operating costs and expenses................................................         244            181
                                                                                         ---------       --------

OPERATING PROFIT......................................................................         242            154
Minority interest.....................................................................          (7)            --
Corporate expenses....................................................................         (13)           (10)
Interest expense......................................................................        (131)           (85)
Interest income.......................................................................          19             19
                                                                                         ---------       --------

INCOME BEFORE INCOME TAXES............................................................         110             78
Provision for income taxes............................................................         (44)           (31)
                                                                                         ---------       --------

INCOME BEFORE EXTRAORDINARY ITEMS.....................................................          66             47
Extraordinary item - gain (loss) on extinguishment of debt (net of income taxes
  of $80 million and $3 million for 1998 and 1997, respectively)......................        (148)             5
                                                                                         ---------       --------

NET INCOME (LOSS).....................................................................   $     (82)      $     52
                                                                                         =========       ========


            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        Thirty-Six Weeks Ended September 11, 1998 and September 12, 1997
                            (unaudited, in millions)

                                                                                      1998            1997
                                                                                    --------       ---------
OPERATING ACTIVITIES
Income before extraordinary items..............................................     $     66       $      47
Adjustments to reconcile to cash from operations:
   Depreciation and amortization...............................................           87              67
   Income taxes................................................................           44              31
   Net gains on property transactions..........................................          (11)             --
   Changes in operating accounts
      Other assets.............................................................          (12)            (38)
      Other liabilities........................................................           (4)            (26)
   Other.......................................................................            9              (2)
                                                                                    --------       ---------
      Cash provided by operations..............................................          179              79
                                                                                    --------       ---------

INVESTING ACTIVITIES
Proceeds from sales of assets..................................................           22              16
Sale of short-term marketable securities.......................................          275              --
Purchase of short-term marketable securities...................................         (120)             --
Acquisitions...................................................................         (383)           (122)
Capital expenditures:
  Renewals and replacements....................................................          (63)            (26)
  Other........................................................................          (15)            (11)
Other..........................................................................           (1)             15
                                                                                    --------       ---------
      Cash used in investing activities........................................         (285)           (128)
                                                                                    --------       ---------

FINANCING ACTIVITIES
Issuances of debt, net of related expenses.....................................        1,996             569
Dividends to Host Marriott Corporation and affiliates..........................          (32)            (54)
Repayment of debt..............................................................           (4)           (221)
Debt principal prepayments.....................................................       (1,564)             --
Debt extinguishment costs......................................................         (175)             --
Deposits into debt service reserves............................................          (12)             --
Capital contributed by parent..................................................           --             221
                                                                                    --------       ---------
      Cash provided by financing activities....................................          209             515
                                                                                    --------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS..........................................     $    103       $     466
                                                                                    ========       =========

Non-cash Financing Activities
      Assumption of mortgage debt for the purchase of controlling
      interest in one property.................................................     $    164       $      --
                                                                                    ========       =========

            See Notes to Condensed Consolidated Financial Statements.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. HMH Properties, Inc. (the "Company" or "Properties") was formed on October 8, 1993 in connection with Host Marriott's pro rata distribution of Marriott International, Inc. ("Marriott International") to hold the majority of Host Marriott's lodging properties not financed by mortgage debt. HMC Capital Resources Corporation ("Resources") was incorporated in Delaware on June 13, 1997, to acquire and own lodging real estate. HMC Capital Corporation ("Capital") was incorporated as a Delaware corporation on November 25, 1996, and is the holder of a mortgage on the New York Marriott Financial Center, which is owned by Resources. Resources and Capital (collectively, "Capital Resources") are wholly owned subsidiaries of HMC Capital Resources Holding Corporation ("Holdings"), a Delaware corporation formed on June 25, 1997, which is a wholly owned subsidiary of Host Marriott. During June 1998, the Company commenced a consent solicitation (the "1998 Consent Solicitation") for the amendment of certain provisions of its senior notes indentures. The 1998 Consent Solicitation provided for the merger of Holdings with and into Properties (the "1998 Merger") and Host Marriott's REIT Conversion (as defined below).

     During the third quarter of 1998, the Company completed the 1998 Consent Solicitation and the 1998 Merger. The 1998 Merger was accounted for by Properties as a reorganization in a manner similar to that in a pooling of interests. The financial statements of Properties have been restated to present the consolidated financial position, results of operations, and cash flows of the Company and Capital Resources for all periods presented. Hereafter, the "Company" refers to the merged entity.

     As of September 11, 1998, the Company owned, or had controlling interests in, 72 lodging properties generally located throughout the United States and operated primarily under the Marriott or Ritz-Carlton brands, most of which are managed by Marriott International. The Company's hotel properties represent quality assets in the luxury and upscale full-service segments of the lodging industry.

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

     In the opinion of the Company, the accompanying unaudited condensed combined consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 11, 1998 and January 2, 1998 and the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 and cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. On April 17, 1998, Host Marriott announced that its Board of Directors (the "Board") had authorized Host Marriott to restructure its business operations to qualify as a real estate investment trust ("REIT"), currently expected to be effective as of January 1, 1999, and to spin-off its senior living communities business, (Crestline Capital Corporation or "Crestline") through a taxable stock dividend to its shareholders (collectively, the "REIT Conversion"). After the REIT Conversion, which is subject to shareholder and final Board approval, Host Marriott intends to operate as an "UPREIT," with all of its assets and operations, including the Company, conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner.

     As part of the REIT Conversion, Host Marriott filed a Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission. The Prospectus/Consent Solicitation Statement describes a proposal whereby the Operating Partnership will acquire by merger (the "REIT Mergers") eight limited partnerships (the "Partnerships") that own full-service hotels in which Host Marriott or its subsidiaries are general partners. As more fully described in the Prospectus/Consent Solicitation Statement, limited partners of these Partnerships that participate in the REIT Mergers will receive either Operating Partnership units or, at their election, unsecured notes due December 15, 2005 issued by the Operating Partnership or common stock in the REIT, in exchange for their partnership interests in such Partnerships. The Prospectus/Consent Solicitation expires on December 12, 1998, unless extended.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The REIT expects to qualify as a real estate investment trust under federal income tax law beginning January 1, 1999. However, consummation of the REIT Conversion is subject to significant contingencies that are outside the control of Host Marriott, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT Conversion will be completed or that it will be effective as of January 1, 1999. If the REIT Conversion is not completed on January 1, 1999, the effectiveness of REIT election could be delayed until January 1, 2000, which would result in Host Marriott continuing to pay a substantial amount of corporate level income taxes in 1999.

     On September 30, 1998, Host Marriott filed a preliminary Proxy Statement/Prospectus with the Securities and Exchange Commission. The Proxy Statement/Prospectus describes the proposed merger by and among Host Marriott, HMC Merger Corporation ("Host REIT") and Host Marriott, L.P., a recently formed limited partnership, pursuant to the REIT Conversion. The Prospectus proposes the restructuring of Host Marriott by contribution of its wholly owned full-service hotels and its interests in certain hotel partnerships and other assets, including the Company to the Operating Partnership and reincorporation of Host Marriott with and into Host REIT. As a result of the restructuring shares of Host Marriott common stock will be converted to shares of Host REIT common stock.

3. On April 20, 1998, Host Marriott and certain of its subsidiaries including the Company filed a Shelf Registration on Form S-3 (the "Shelf Registration") with the Securities and Exchange Commission for the issuance of up to $2.5 billion in securities, which may include debt, equity or a combination thereof. On August 5, 1998, the Company purchased substantially all of its (i) $600,000,000 in 9 1/2% senior notes due 2005, (ii) $350,000,000 in 9% senior notes due 2007 and (iii) $600,000,000 in 8 7/8%
     senior notes due 2007 (collectively, the "Old Senior Notes"). Concurrently with each offer to purchase, the Company solicited consents ("1998 Consent Solicitations") from registered holders of the Old Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Old Senior Notes were issued. The Company simultaneously utilized Host Marriott's Shelf Registration to issue an aggregate of $1.7 billion in new senior notes (the "New Senior Notes"). The New Senior Notes were issued in two series, $500 million of 7 7/8% Series A notes due in 2005 and $1.2 billion of 7 7/8% Series B notes due in 2008. Approximately $21 million of the Old Senior Notes remain outstanding. The 1998 Consent Solicitations facilitated the merger of HMC Capital Resources Holding Corporation, a wholly-owned subsidiary of Host Marriott, with and into the Company. Capital Resources, the then owner of eight of Host Marriott's hotel properties was the obligor under the $500 million revolving credit facility (the "Old Credit Facility").

     In conjunction with the issuance of the New Senior Notes, the Company entered into a $1.25 billion credit facility (the "New Credit Facility") with a group of commercial banks. The New Credit Facility has a three year term with two one-year extension options. Borrowings under the New Credit Facility generally bear interest at the Eurodollar rate plus 1.75%, (7.5% at September 11, 1998). The interest rate and commitment fee (0.35% at September 11, 1998) on the unused portion of the New Credit Facility fluctuate based on certain financial ratios. The New Senior Notes and the New Credit Facility are guaranteed by Host Marriott and the Company and certain subsidiaries of the Company and are secured by pledges of equity interests in certain subsidiaries of the Company. The New Senior Notes and the New Credit Facility will be assumed by the Operating Partnership in connection with the REIT Conversion and the guarantee of the Company expected to terminate upon consummation of the REIT conversion. As of September 11, 1998, $350 million was outstanding under the New Credit Facility.

     The net proceeds from the offering and borrowings under the New Credit Facility and New Senior Notes were used by Host Marriott to purchase substantially all of the Old Senior Notes, to make repayments outstanding under the Old Credit Facility and to make bond premium and consent payments totaling approximately $175 million. These costs, along with the write-off of deferred financing fees of approximately $52 million related to the Old Senior Notes and the Old Credit Facility, were recorded as a pre-tax extraordinary loss, on the extinguishment of debt in the third quarter of 1998.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The New Credit Facility and the indenture under which the New Senior Notes were issued contain covenants restricting the ability of the Company and certain of its subsidiaries to incur indebtedness, grant liens on their assets, acquire or sell assets or make investments in other entities, and make distributions to equity holders of the company, Host Marriott, and (following the REIT Conversion) the Operating Partnership and Host REIT. The New Credit Facility and the New Senior Notes also contain certain financial covenants relating to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, unencumbered assets to unsecured debt and secured debt to total debt.

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

     House profit generated by the Company's hotels for 1998 and 1997 consists of:

                                                     Twelve Weeks Ended        Thirty-six Weeks Ended
                                                     --------------------      ----------------------
                                                     Sept. 11,  Sept. 12,      Sept. 11,    Sept. 12,
                                                     ---------  ---------      ---------    ---------
                                                       1998       1997           1998          1997
                                                       ----       ----           ----          ----
                                                                      (in millions)
      Sales
         Rooms...................................    $   266  $     198         $  808       $  591
         Food & Beverage.........................        104         69            341          221
         Other...................................         30         17             86           51
                                                     -------  ---------         ------       ------
              Total Hotel Sales..................        400        284          1,235          863
                                                     -------  ---------         ------       ------
      Department Costs
         Rooms...................................         67         46            192          137
         Food & Beverage.........................         84         58            258          174
         Other...................................         15         12             45           29
                                                     -------  ---------         ------       ------
              Total Department Costs.............        166        116            495          340
                                                     -------  ---------         ------       ------
      Department Profit..........................        234        168            740          523
      Other Deductions...........................         96         66            271          193
                                                     -------  ---------         ------       ------
         House Profit............................    $   138  $     102         $  469       $  330
                                                     =======  =========         ======       ======

5. On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reach a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements. The Company has considered the impact of EITF 97-2 on its financial statements and has determined that EITF 97-2 requires the Company to include property-level sales and operating expenses of its hotels in its statements of operations. The Company will adopt EITF 97-2 in the fourth quarter of 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 to the combined consolidated financial statements for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 would have increased both revenues and operating expenses by approximately $262 million and $182 million, respectively, and $766 million and $533 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively, and would have no impact on operating profit, net income.

6. During the third quarter of 1998, the company acquired the 308-room Ritz-Carlton in Dearborn, Michigan for $65 million. The company also acquired the 334-room Ritz-Carlton in San Francisco, California for $161 million and the 403-room Memphis Marriott, formerly the Crowne Plaza, for $16 million. During the second quarter of 1998, the Company sold the 191-room Napa Valley Marriott for $21, million and recorded a pre-tax gain of $10 million. The Company also acquired the 289-room Park Ridge Marriott in the second quarter for $24 million. During the first quarter of 1998, the Company acquired a controlling interest in the partnership

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     that owns the 1,671-room Atlanta Marriott Marquis for $239 million, including the assumption of $164 million in mortgage debt. The Company also acquired a controlling interest in a newly formed partnership that owns the 359-room Albany Marriott, the 320-room Minneapolis Marriott Southwest and the 350-room San Diego Marriott Mission Valley for $50 million.

7. The Company paid dividends to Host Marriott of $12 million and $22 million during the third quarter of 1998 and 1997, respectively and $32 million and $54 million year-to-date for 1998 and 1997, respectively, as permitted under the senior notes indentures.

8. The Company adopted Statement Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," in 1998. The adoption of this statement did not have a material impact on the Company's consolidated financial statements. For the thirty-six weeks ended September 11, 1998 and September 12, 1997, the Company had no other comprehensive income. Therefore, comprehensive income is equivalent to net income for all periods presented.

9. The Company operates in the full-service segment of the lodging industry. The Company evaluates the performance of its segments based primarily on operating profit before depreciation, corporate expenses and interest expense. The allocation of income taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to the condensed consolidated financial statements. The following table presents revenues and other financial information by business segment for the thirty-six weeks ended September 11, 1998 and September 12, 1997 (in millions):

                                    Twelve Weeks Ended September 11, 1998   Thirty-Six Weeks Ended September 11, 1998
                                    -------------------------------------   -----------------------------------------
                                                  Corporate                               Corporate
                                        Hotels    & Other  Consolidated        Hotels     & Other     Consolidated
                                        ------    -------  ------------        ------     -------     ------------
     Revenues....................    $   138      $    2    $   140          $     469    $     17     $     486
     Operating profit............         60           2         62                225          17           242
     Corporate expense ..........         --          (4)        (4)                --         (13)          (13)
     Interest expense............        (46)         --        (46)              (131)         --          (131)
     Interest income.............          7          --          7                 19          --            19
     Income before taxes.........         17          (2)        15                106           4           110
     Total assets................      3,586          18      3,604              3,586          18         3,604


                                    Twelve Weeks Ended September 12, 1997   Thirty-Six Weeks Ended September 12, 1997
                                    -------------------------------------   -----------------------------------------
                                                  Corporate                               Corporate
                                        Hotels    & Other  Consolidated        Hotels     & Other     Consolidated
                                        ------    -------  ------------        ------     -------     ------------
     Revenues....................      $    102    $     2   $    104          $   330     $    5     $    335
     Operating profit............            40          2         42              149          5          154
     Corporate expense...........            --         (4)        (4)              --        (10)         (10)
     Interest expense............           (33)        --        (33)             (85)        --          (85)
     Interest income.............             9         --          9               19         --           19
     Income before taxes.........            16         (2)        14               83         (5)          78
     Total assets................         2,928         17      2,945            2,928         17        2,945

10. All but nine of the subsidiaries of the Company guarantee the New Senior Notes. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly-owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") are the owners of the Marriott World Trade Center, the Pittsburgh Marriott City Center, the Norfolk Waterside Marriott, the Marriott Manhattan Beach, Marriott's Desert Springs Resort and Spa, the Atlanta Marriott Marquis, the Albany Marriott, the Minneapolis Marriott Southwest, the San Diego Marriott

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Mission Valley, the Ontario Airport Marriott and HMH HPT Residence Inn, Inc., the lessee of the Residence Inn properties.



     The following condensed, consolidating financial information sets forth the combined financial position as of September 11, 1998 and January 2, 1998 and the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 and cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997 of the parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

               Supplemental Condensed Consolidating Balance Sheets
               ---------------------------------------------------
                                  (in millions)


                               September 11, 1998
                               ------------------
                                   (unaudited)

                                                                               Guarantor   Non-Guarantor
                                                                     Parent  Subsidiaries  Subsidiaries  Consolidated
                                                                     ------  ------------  ------------- -----------
Property and equipment, net...................................      $ 1,210     $1,029        $  750      $ 2,989
Investment in affiliate.......................................           18         --            --           18
Other assets..................................................           86         32            75          193
Short-term marketable securities..............................           36         --            --           36
Cash and cash equivalents.....................................          341         19             8          368
                                                                    -------     ------        ------      -------
   Total assets...............................................      $ 1,691     $1,080        $  833      $ 3,604
                                                                    =======     ======        ======      =======

Debt..........................................................      $ 1,660     $  453        $  349      $ 2,462
Deferred income taxes.........................................           49         85            32          166
Other liabilities.............................................           12         13           100          125
                                                                    -------     ------        ------      -------
   Total liabilities..........................................        1,721        551           481        2,753
Owner's equity ...............................................          (30)       529           352          851
                                                                    -------     ------        ------      -------
   Total liabilities and owner's equity.......................      $ 1,691     $1,080        $  833      $ 3,604
                                                                    =======     ======        ======      =======

                                 January 2, 1998
                                 ---------------

                                                                               Guarantor   Non-Guarantor
                                                                     Parent  Subsidiaries  Subsidiaries  Consolidated
                                                                     ------  ------------  ------------- ------------
Property and equipment, net...................................      $   986     $ 1,017       $  428      $ 2,431
Investment in affiliate.......................................           18          --           --           18
Other assets..................................................           78          31           39          148
Short-term marketable securities..............................          191          --           --          191
Cash and cash equivalents.....................................          237          12           15          264
                                                                    -------     -------       ------      -------
   Total assets...............................................      $ 1,510     $ 1,060       $  482      $ 3,052
                                                                    =======     =======       ======      =======

Debt..........................................................      $ 1,176     $   429       $  220      $ 1,825
Deferred income taxes.........................................           39          81           25          145
Other liabilities.............................................           20          67           25          112
                                                                    -------     -------       ------      -------
   Total liabilities..........................................        1,235         577          270        2,082
Owner's equity................................................          275         483          212          970
                                                                    -------     -------       ------      -------
   Total liabilities and owner's equity.......................      $ 1,510     $ 1,060       $  482      $ 3,052
                                                                    =======     =======       ======      =======

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statements of Operations
          -------------------------------------------------------------
                                  (in millions)
                                   (unaudited)

                      Twelve Weeks Ended September 11, 1998
                      -------------------------------------

                                                                               Guarantor    Non-Guarantor
                                                                     Parent   Subsidiaries  Subsidiaries   Consolidated
                                                                     ------   ------------  ------------   ------------
REVENUES......................................................      $    55     $    52       $   33          $   140
OPERATING COSTS AND EXPENSES..................................           33          28           17               78
                                                                    -------     -------       ------          -------
OPERATING PROFIT BEFORE MINORITY INTEREST
   CORPORATE EXPENSES AND INTEREST............................           22          24           16               62
Minority interest.............................................           --          --           (4)              (4)
Corporate expenses............................................           (2)         (2)          --               (4)
Interest expense..............................................          (28)        (12)          (6)             (46)
Interest income...............................................            5           1            1                7
                                                                    -------     -------       ------          -------
INCOME BEFORE INCOME TAXES....................................           (3)         11            7               15
Provision for income taxes....................................            1          (4)          (3)              (6)
                                                                    -------     --------      -------         -------
NET INCOME BEFORE EXTRAORDINARY ITEM .........................      $    (2)    $     7       $    4          $     9
                                                                    =======     =======       ======          =======

                      Twelve Weeks Ended September 12, 1997
                      -------------------------------------

                                                                                Guarantor   Non-Guarantor
                                                                     Parent   Subsidiaries  Subsidiaries   Consolidated
                                                                     ------   ------------  ------------   ------------
REVENUES......................................................      $     59    $     28    $     17        $    104
OPERATING COSTS AND EXPENSES..................................            35          15          12              62
                                                                    --------    --------    --------        --------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................            24          13           5              42
Corporate expenses............................................            (2)         (1)         (1)             (4)
Interest expense..............................................           (24)         (7)         (2)            (33)
Interest income...............................................             8           1          --               9
                                                                    --------    --------    --------        --------
INCOME BEFORE INCOME TAXES....................................             6           6           2              14
Provision for income taxes....................................            (2)         (2)         (1)             (5)
                                                                    --------    --------    --------        ---------
NET INCOME....................................................      $      4    $      4    $      1        $      9
                                                                    ========    ========    ========        ========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statements of Operations
          -------------------------------------------------------------
                                  (in millions)
                                   (unaudited)

                    Thirty-Six Weeks Ended September 11, 1998
                    -----------------------------------------

                                                                              Guarantor   Non-Guarantor
                                                                     Parent  Subsidiaries Subsidiaries  Consolidated
                                                                     ------  ------------ ------------  ------------
REVENUES......................................................      $   195     $   173       $  118      $   486
OPERATING COSTS AND EXPENSES..................................           97          85           62          244
                                                                    -------     -------       ------      -------
OPERATING PROFIT BEFORE MINORITY INTEREST,
   CORPORATE EXPENSES AND INTEREST............................           98          88           56          242
Minority interest.............................................           --          --           (7)          (7)
Corporate expenses............................................           (6)         (4)          (3)         (13)
Interest expense..............................................          (84)        (29)         (18)        (131)
Interest income...............................................           17           1            1           19
                                                                    -------     -------       ------      -------
INCOME BEFORE INCOME TAXES....................................           25          56           29          110
Provision for income taxes....................................          (10)        (22)         (12)         (44)
                                                                    -------     -------       ------      -------
NET INCOME BEFORE EXTRAORDINARY ITEM..........................      $    15     $    34       $   17      $    66
                                                                    =======     =======       ======      =======

                    Thirty-Six Weeks Ended September 12, 1997
                    -----------------------------------------

                                                                              Guarantor   Non-Guarantor
                                                                     Parent  Subsidiaries Subsidiaries  Consolidated
                                                                     ------  ------------ ------------  ------------
REVENUES......................................................      $    141    $    149    $     45    $    335
OPERATING COSTS AND EXPENSES..................................            74          72          35         181
                                                                    --------    --------    --------    --------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST...............................................            67          77          10         154
Corporate expenses............................................            (5)         (3)         (2)        (10)
Interest expense..............................................           (47)        (34)         (4)        (85)
Interest income...............................................            10           9          --          19
                                                                    --------    --------    --------    --------
INCOME BEFORE INCOME TAXES....................................            25          49           4          78
Provision for income taxes....................................           (10)        (20)         (1)        (31)
                                                                    --------    --------    --------    --------
NET INCOME BEFORE EXTRAORDINARY ITEM..........................      $     15    $     29    $      3    $     47
                                                                    ========    ========    ========    ========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Supplemental Condensed Consolidating Statement of Cash Flows
                                  (in millions)
                                   (unaudited)

                    Thirty-Six Weeks Ended September 11, 1998
                    -----------------------------------------

                                                                              Guarantor   Non-Guarantor
                                                                     Parent  Subsidiaries Subsidiaries  Consolidated
                                                                     ------  ------------ ------------  ------------
CASH PROVIDED BY OPERATIONS...................................      $    49     $    89       $   41      $   179
                                                                    -------     -------       ------      -------
INVESTING ACTIVITIES
   Proceeds from sales of assets..............................           22          --           --           22
   Sales of short-term marketable securities..................          275          --           --          275
   Purchase of short-term marketable securities...............         (120)         --           --         (120)
   Acquisitions...............................................         (243)        (22)        (118)        (383)
   Capital expenditures.......................................          (26)        (18)         (34)         (78)
   Other......................................................           (1)         --           --           (1)
                                                                    -------     -------       ------      -------
      Cash used in investing activities.......................          (93)        (40)        (152)        (285)
                                                                    -------     -------       ------      -------
FINANCING ACTIVITIES
   Issuances of debt..........................................        1,561         435           --        1,996
   Cost of extinguishment of debt.............................         (175)         --           --         (175)
   Repayment/prepayment of debt...............................       (1,568)         --           --       (1,568)
   Transfers to/from Parent...................................          362        (477)         115           --
   Deposits into debt service reserves........................           --          --          (12)         (12)
   Dividends to Host Marriott Corporation and affiliates......          (32)         --           --          (32)
                                                                    -------      ------      -------  -----------
      Cash provided by (used in) financing activities.........          148         (42)         103          209
                                                                    -------      ------      -------  -----------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS...................................................      $   104     $     7       $   (8)     $   103
                                                                    =======     =======       ======      =======

                    Thirty-Six Weeks Ended September 12, 1997
                    -----------------------------------------

                                                                              Guarantor   Non-Guarantor
                                                                     Parent  Subsidiaries Subsidiaries  Consolidated
                                                                     ------  ------------ ------------  ------------
CASH PROVIDED BY OPERATIONS...................................      $     35    $     37    $      7    $     79
                                                                    --------    --------    --------    --------
INVESTING ACTIVITIES
   Proceeds from Sales of Assets..............................            --          16          --          16
   Acquisitions...............................................           (61)         --         (61)       (122)
   Capital expenditures.......................................           (15)        (20)         (2)        (37)
   Other......................................................            12          3           --         15
                                                                    --------    --------    --------    --------
      Cash used in investing activities.......................           (64)         (1)        (63)       (128)
                                                                    --------    --------    --------    --------
FINANCING ACTIVITIES
   Issuances of debt, net of related expenses.................           569          --          --         569
   Repayment of debt..........................................            (2)       (219)         --        (221)
   Capital contributed by Parent..............................           221          --          --         221
   Transfers to/from Parent...................................          (239)        183          56          --
   Dividends to Host Marriott Corporation and affiliates......           (54)         --          --         (54)
                                                                    --------    --------    --------   ---------
      Cash provided by (used in) financing activities.........           495         (36)         56         515
                                                                    --------    --------    --------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS.........................      $    466    $     --    $     --    $    466
                                                                    ========    ========    ========    ========

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements including, without limitation, statements related to the proposed REIT Conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT Conversion, EBITDA, and business and operating strategies in the future. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debtholders and partners of Host Marriott and its affiliates including the Company and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and governmental actions. The cautionary statements set forth in reports filed under the Securities Act of 1934 contain important factors with respect to such forward-looking statements including the following factors that could affect such forward-looking statements: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner; (iii) the ability to compete effectively; (iv) the ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with expectations; (v) the ability to obtain required consents of shareholders, lenders, debt holders, partners and ground lessors in connection with Host Marriott's proposed conversion to a real estate investment trust (REIT) and to consummate all of the transactions constituting the REIT Conversion; (vi) changes in travel patterns, taxes and government regulations; (vii) governmental approvals, actions and initiatives;
(viii) the effects of tax legislative action; and (ix) the timing of Host Marriott's election to be taxed as a REIT and the ability to satisfy complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, they can give no assurance that their expectations will be attained or that any deviations will not be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The following discussion and analysis of operations and financial condition presents the condensed consolidated results of the Company as if the merger discussed in footnote 1 to the financial statements was effective for all periods presented.

Revenues. Revenues primarily represent house profit from the Company's hotel properties and equity in earnings of an affiliate and net gains on property transactions. The Company's third quarter 1998 revenues of $140 million represented a $36 million, or 35%, increase from the third quarter of 1997. Year-to-date revenues increased $151 million, or 45%, to $486 million. The results include a gain of $10 million on the sale of the Napa Valley Marriott in the second quarter of 1998. The Company's revenue and operating profit were impacted by improved lodging results from comparable properties, the addition of 21 full-service hotel properties during 1997 and 1998, and the sale of the Napa Valley Marriott. Three of the properties were purchased at the end of the quarter and had no impact on revenue or expenses.

Hotel sales (gross hotel sales, including room sales, food and beverage sales and other ancillary sales such as telephone sales) increased $116 million, or 41%, to $400 million in the third quarter of 1998. Year-to-date 1998 hotel sales increased $372 million, or 43% to over $1.2 billion. The 1998 hotel sales increases reflect the addition of 21 full-service hotel properties in 1997 and 1998.

The increase in hotel sales reflects revenue per available room ("REVPAR") increases for comparable units and the increase in full-service properties during 1997 and 1998. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


the property. Improved results were driven by strong increases in REVPAR of 6.1% for comparable units for the quarter and 6.7% year-to-date. On a comparable basis, average room rates increased 5.6% for the quarter and 7.2% year-to-date, while average occupancy increased less than one percentage point for the quarter and year-to-date. Management believes that future increases in REVPAR will be driven primarily by increases in average room rates. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. Operating costs and expenses consist of depreciation, amortization, management fees, property taxes, building and equipment rent, insurance, lease payments and certain other costs. Operating costs and expenses increased $16 million to $78 million for the third quarter of 1998 and $63 million to $244 million year-to-date primarily reflecting the addition of 21 full-service properties during 1997 and 1998, and increased management fees and rentals tied to improved operating results as well as depreciation. As a percentage of hotel revenues, hotel operating costs and expenses were 57% and 61% of revenues for third quarter 1998 and 1997, respectively and 52% and 55% of revenues for year-to-date 1998 and 1997, respectively.

Operating Profit. As a result of the changes in revenues, operating costs and expenses discussed above, the Company's operating profit increased by $20 million to $62 million, or 44% of revenues, in the third quarter of 1998 from $42 million, or 40% of revenues, in the third quarter of 1997. Year-to-date operating profit increased $88 million to $242 million, or 50% of revenues. Several hotels, including the JW Marriott in Houston, the Newport Beach Marriott, The Ritz-Carlton Marina del Rey, the Marriott World Trade Center, the New York Financial Center, the Marina Beach Marriott and Toronto Delta Meadowvale posted particularly significant improvements in operating profit for the third quarter and year-to-date.

Minority Interest. Minority interest expense increased $4 million and $7 million for the third quarter of 1998 and year-to-date, respectively. The increase primarily reflects the acquisition of Marriott's Desert Springs Resort and Spa at the end of 1997 and the acquisitions of the Atlanta Marriott Marquis, the Albany Marriott, the Minneapolis Marriott Southwest and the San Diego Marriott Mission Valley in the first quarter of 1998. Minority interest expense was not significant in prior periods.

Corporate Expenses. Corporate expenses remained unchanged for the third quarter of 1998 and increased $3 million year-to-date. As a percentage of revenues, corporate expenses were 2.8% and 2.7%of revenues for the 1998 third quarter and year-to-date, respectively, compared to 3.8% and 3.0% of revenues for the prior year periods.

Interest Expense. Interest expense increased $13 million to $46 million for the third quarter of 1998 and $46 million to $131 million year-to-date, primarily reflecting the July 1998 issuance of $1.7 billion in senior notes, the $350 million draw on the New Credit Facility and the assumption of approximately $287 million of mortgage notes on two properties acquired in late 1997 and the first quarter of 1998.

Income Before Extraordinary Item. Income before extraordinary item was $9 million for the third quarter of 1998 and 1997. Year-to-date income before extraordinary item for 1998 was $66 million compared to $47 million of income for 1997.

Extraordinary Gain (Loss). In August 1998, in connection with the purchase of the Old Senior Notes, the Company recognized an extraordinary loss of $148 million, which represents the bond premium and consent payments totaling approximately $175 million and the write-off of deferred financing fees of approximately $52 million related to the Old Senior Notes, net of a tax benefit. In March 1997, the Company purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott. The Company purchased the bonds for $219 million, which was an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Company recognized an extraordinary gain of $5 million, which represents the $11 million discount and the write-off of deferred financing fees, net of taxes.

Net Income (Loss). The Company's net loss for the third quarter of 1998 was $139 million compared to net income of $9 million for the third quarter of 1997. Year-to-date net loss for 1998 was $82 million compared to net income of $52 million for 1997.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

The Company reported an increase in cash and cash equivalents of $103 million for the thirty-six weeks ended September 11, 1998. This increase for 1998 is primarily due to cash generated from operations, the net sales of short-term marketable securities, the issuance of New Senior Notes (defined below) and the New Credit Facility (defined below) partially offset by the acquisition of, or purchase of a controlling interests in, eight full-service properties and capital expenditures on existing properties. Cash flow provided by operations increased $100 million to $179 million for the thirty-six weeks ended September 11, 1998.

Cash used in investing activities was $285 million and $128 million for the thirty-six weeks ended September 11, 1998, and September 12, 1997, respectively. Cash used in investing activities for 1998 primarily reflect the acquisition of eight full-service properties. The acquisition included the purchase of controlling interests in two partnerships that own four full-service hotels for $289 million, including the assumption of $164 million in mortgage debt on one of the properties, as well as capital expenditures on existing properties, partially offset by the net sales of short-term marketable securities.

Cash provided by financing activities was $209 million and $515 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. Cash provided by financing activities primarily reflect the issuance of New Senior Notes and the New Credit Facility loan partially offset by debt payments of $1.7 billion, including $175 million costs to extinguish the Old Senior Notes. The Company also paid $32 million in dividends to Host Marriott or its affiliates as permitted under the senior notes indentures.

On April 17, 1998, Host Marriott announced that its Board of Directors (the "Board") had authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust ("REIT"), currently expected to be effective as of January 1, 1999, and to spin-off its senior living communities business, (Crestline Capital Corporation or "Crestline") through a taxable stock dividend to its shareholders (collectively, the "REIT Conversion"). After the REIT Conversion, which is subject to shareholder and final Board approval, Host Marriott intends to operate as an "UPREIT," with all of its assets and operations, including the Company, conducted through the newly formed Operating Partnership of which Host Marriott will be the general partner.

As part of the REIT Conversion, Host Marriott filed a Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission. The Prospectus/Consent Solicitation Statement describes a proposal whereby the Operating Partnership will acquire by merger (the "REIT Mergers") eight limited partnerships (the "Partnerships") that own full-service hotels in which Host Marriott or its subsidiaries are general partners. As more fully described in the Prospectus/Consent Solicitation Statement, limited partners of these Partnerships that participate in the REIT Mergers will receive either Operating Partnership units or, at their election, unsecured notes due December 15, 2005 issued by the Operating Partnership or common stock in the REIT, in exchange for their partnership interests in such Partnerships. The Prospectus/Consent Solicitation period expires December 12, 1998, unless extended.

The REIT expects to qualify as a real estate investment trust under federal income tax law beginning January 1, 1999. However, consummation of the REIT Conversion is subject to significant contingencies that are outside the control of Host Marriott, including final Board approval, consent of shareholders, partners, bondholders, lenders, and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT Conversion will be completed or that it will be effective as of January 1, 1999. If the REIT Conversion is not completed on January 1, 1999, the effectiveness of REIT election could be delayed until January 1, 2000 which would result in Host Marriott continuing to pay a substantial amount of corporate level income taxes in 1999.

On September 30, 1998, Host Marriott filed a preliminary Proxy Statement/Prospectus with the Securities and Exchange Commission. The Proxy Statement/Prospectus describes the proposed merger by and among Host Marriott, HMC Merger Corporation ("Host REIT") and Host Marriott, L.P., a recently formed limited partnership, pursuant to the REIT Conversion. The Prospectus proposes the restructuring of Host Marriott by contribution of its wholly owned full-service hotels and its interests in certain hotel partnerships and other assets, including the

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Company, to the Operating Partnership and reincorporation of Host Marriott with and into Host REIT. As a result of the restructuring shares of Host Marriott common stock will be converted to shares of Host REIT common stock.

On April 20, 1998, Host Marriott and certain of its subsidiaries, including the Company, filed a Shelf Registration on Form S-3 (the "Shelf Registration") with the Securities and Exchange Commission for the issuance of $2.5 billion in securities, which may include debt, equity or a combination thereof. On August 5, 1998, the Company purchased substantially all of its (i) $600,000,000 in 9 1/2% senior notes due 2005, (ii) $350,000,000 in 9% senior notes due 2007 and
(iii) $600,000,000 in 8 7/8% senior notes due 2007, (collectively, the "Old Senior Notes"). Concurrently with each offer to purchase, the Company solicited consents ("1998 Consent Solicitations") from registered holders of the Old Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Old Senior Notes were issued. The Company simultaneously utilized Host Marriott's Shelf Registration to issue an aggregate of $1.7 billion in new senior notes (the "New Senior Notes"). The New Senior Notes were issued in two series, $500 million of 7 7/8% Series A notes due in 2005 and $1.2 billion of 7 7/8% Series B notes due in 2008. Approximately $21 million of the Old Senior Notes remain outstanding. The 1998 Consent Solicitation facilitated the merger of HMC Capital Resources Holding Corporation, a wholly owned subsidiary of Host Marriott, with and into the Company. Capital Resources, the then owner of eight of Host Marriott's hotel properties was the obligor under the $500 million revolving credit facility (the "Old Credit Facility").

In conjunction with the issuance of the New Senior Notes, the company entered into a $1.25 billion credit facility (the "New Credit Facility") which initially has a three year term with two one-year extension options. Borrowings under the New Credit Facility generally bear interest at the Eurodollar rate plus 1.75% (7.5% at September 11, 1998). The interest rate and commitment fee (0.35% at September 11, 1998) on the unused portion of the New Credit Facility fluctuates based on certain financial ratios. The New Senior Notes and the New Credit Facility are guaranteed by Host Marriott, the Company and certain subsidiaries of the Company and are secured by pledges of equity interests in certain subsidiaries of the company. The New Senior Notes and the New Credit Facility will be assumed by the Operating Partnership in connection with the REIT Conversion and the guarantee of the Company is expected to terminate upon consummation of the REIT Conversion. As of September 11, 1998, $350 million was outstanding under the New Credit Facility.

The net proceeds from the offering and borrowings under the New Credit Facility and New Senior Notes were used by Host Marriott to purchase substantially all of the Old Senior Notes, to make repayments outstanding under the Old Credit Facility and to make bond premium and consent payments totaling approximately $175 million. These costs, along with the write-off of deferred financing fees of approximately $52 million related to the Old Senior Notes and the Old Credit Facility, were recorded as an extraordinary loss on the extinguishment of debt in the third quarter of 1998.

The New Credit Facility and the indenture under which the New Senior Notes were issued contain covenants restricting the ability of the company and certain of its subsidiaries to incur indebtedness, grant liens on their assets, acquire or sell assets or make investments in other entities, and make distributions to equity holders of the company, Host Marriott, and (following the REIT Conversion) the Operating Partnership and Host REIT. The New Credit Facility and the New Senior Notes also contain certain financial covenants relating to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, unencumbered assets to unsecured debt, and secured debt to total debt.

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

EBITDA increased $22 million, or 31%, to $92 million for the third quarter of 1998 over third quarter 1997. Year- to-date EBITDA increased $93 million, or 41%, to $322 million for 1998 over 1997. Hotel EBITDA increased $27 million, or 43%, to $90 million for the third quarter of 1998 over third quarter 1997. Year-to-date hotel EBITDA increased $100 million, or 46%, to $317 million for 1998. The increase in hotel EBITDA is due to the increase in comparable full-service EBITDA of 12.4% and 8.8% for third quarter 1998 and year-to-date, as well as the incremental EBITDA from the addition of full-service hotels in 1998 and the fourth quarter of 1997.

The following is a reconciliation of EBITDA to net income:

                                                         Twelve Weeks Ended          Thirty-Six Weeks Ended
                                                    -----------------------------  -----------------------------
                                                    September 11,   September 12,  September 11,   September 12,
                                                       1998             1997            1998           1997
                                                       ----             ----            ----           ----
                                                                           (in millions)
EBITDA............................................   $      92       $     70         $     322      $     229
Interest expense..................................         (46)           (33)             (131)           (85)
Depreciation and amortization.....................         (27)           (23)              (87)           (67)
Income taxes......................................          (6)            (5)              (44)           (31)
Minority interest expense.........................          (4)            --                (7)            --
Gain (loss) on dispositions of assets
   and other non-cash charges, net................          --             --                13              1
                                                     ---------       --------         ---------      ---------
   Net income before extraordinary items..........   $       9       $      9         $      66      $      47
                                                     =========       ========         =========      =========

The Company interest coverage, defined as EBITDA divided by cash interest expense was 2.6 to 1.0 and 2.8 to 1.0 for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. The ratio of earnings to fixed charges was 1.9 to 1.0 for both the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively.

Year 2000 Problem

The "Year 2000 Problem" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Company's Year 2000 compliance program.

The Company has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. The Company's compliance program includes an assessment of the Company's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Company has a material relationship or whose systems are material to the operations of the Company's hotel properties. The Company's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Since the distribution of Marriott International on October 8, 1993, the Company has invested in the implemention and maintenance of accounting and reporting systems and equipment that are intended to enable the Company to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of the Company's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and the Company has not delayed any systems projects due to the Year 2000 issue. The Company is in the process of engaging a third party to review its Year 2000.

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


in-house compliance. Management believes that future costs associated with Year 2000 issues for its in-house systems will be insignificant and therefore not impact the Company's business, financial condition and results of operations. The Company has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, the Company does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party Systems. Host Marriott and the Company rely upon operational and accounting systems provided by third parties, primarily the managers and operators of its hotel and senior living properties, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussion with the third parties that are critical to the Company's business, including the managers and operators of its hotels, the Company believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Company may be required to fund capital expenditures for upgraded equipment and software. The Company does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to a third party managers' centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Company's management agreements generally provide for these costs to be charged to the Company's properties subject to annual limitations. The Company expects that its third party managers will incur Year 2000 costs in lieu of costs for its centralized systems related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. The Company believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at its properties. The Company will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Company believes that in the event of material Year 2000 non-compliance, the Company will have the right to seek recourse against the manager under its third party management agreements. The management agreements generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

The Company will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, the Company has had extensive discussions regarding the Year 2000 problem with Marriott International, the manager of a substantial majority of its hotel properties and all of its senior living communities. Due to the significance of Marriott International to the Company's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding
                                            ----------
of, and commitment to, the problem and its potential risks; (ii) Inventory:
                                                                 ----------
identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and
      -----------
assessing the scope of Year 2000 issues; (iv) Planning: defining the technical
                                              ---------
solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the
------------------------
problem software or hardware; (vi) Testing and Compliance Validation: conducting
                                   ----------------------------------
testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back
            ---------------
into the business environment; and (viii) Quality Assurance: utilizing a
                                          ------------------
dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use

                      HMH PROPERTIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Building Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurances that Year 2000 remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. The Company cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) whether significant third parties, properly and timely address the Year 2000 issue; and
(ii) whether broad-based or systemic economic failures may occur. The Company is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservation made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Company's dependence on third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company. The Company's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 problem and management believes that the possibility of significant interruptions of normal operations should be reduced.

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

Item 4.   Submission of Matters to a Vote of Security Holders

On June 26, 1998 the Company commenced offers to purchase any and all of the Company's senior notes. Concurrently with each offer to purchase, the Company solicited consents from registered holders of senior notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain provisions contained in the indentures pursuant to which the senior notes were issued. The offering and consent solicitation was successfully completed on August 5, 1998.

Item 5.   Other Information

    None.

Item 6.   Exhibits and Reports on Form 8-K

    a.    Exhibits:

          None.

    b.    Reports on Form 8-K:

          July 17, 1998  -  Report filing Host Marriott Corporation parent only financial information and Host Marriott Hotels, Inc. financial statements in conjunction with an initial prospectus supplement to Host Marriott Corporation's shelf registration statement filed July 17, 1998 registering $1,400 million in senior notes.

          July 30, 1998 -   Report filing the final prospectus supplement
                            offering $1,700 million in senior notes as an exhibit on Form 8-K.

          July 31, 1998 -   Report filing the financial statements of Host
                            Marriott Hotels (which represents the assets and liabilities expected to be included in Host Marriott
                            Corporation's contribution of certain assets and liabilities to the Operating Partnership in conjunction with Host Marriott Corporation's contemplated REIT Conversion).

          August 6, 1998 -  Report filing certain exhibits related to filings with the Securities & Exchange Commission by HMH Properties, Inc. which the Company believes is material to investors. The Company completed the offer and consent solicitation for its outstanding $1.55 billion in senior notes, the offering of $1.7 billion of new senior notes and the completion of a new $1.25 billion credit facility, which included the merger of another wholly owned subsidiary of Host Marriott Corporation with and into the Company. This information provided includes the following:

                            .      Underwriting agreement between HMH
                                   Properties, Inc. certain signatory guarantors thereto and Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex Brown, Incorporated, Bear Stearns & Co., Inc., Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Nationsbanc Montgomery Securities, LLP.

                            . Amended and Restated Indenture Agreement dated as of August 5, 1998 between HMH Properties, Inc., the Guarantors (defined herein), the Subsidiary Guarantors (defined herein) and Marine Midland Bank as Trustee.

                            . First Supplemental Indenture to Amended and Restated Indenture dated as of August 5, 1998 (including the form of the 7 7/8% Series A Senior Notes due 2005 and the 7 7/8% Series B Notes due 2008).

                            . Statement of Eligibility and Qualifications on Form T-1 of Marine Midland Bank, as Trustee, under the Indenture.

          September 11, 1998 -     Report filing certain exhibits related to
                                   filings by HMH Properties, Inc. for a $1.25 billion credit facility entered into by Properties on August 6, 1998 which the
                                   Company believes is material to investors.

                                   .         Amended and Restated Credit
                                             Agreement dated as of June 19, 1997
                                             and Amended and Restated as of
                                             August 5, 1998 among Host Marriott
                                             Corporation, Host Marriott
                                             Hospitality, Inc., HMH Properties,
                                             Inc. Host Marriott L.P., HMC
                                             Capital Resources Corp., Various
                                             Banks, Wells Fargo Bank, National
                                             Association, The Bank of Nova
                                             Scotia and Credit Lyonnais New York
                                             Branch, as Co-Arrangers, and
                                             Bankers Trust Company, as Arranger
                                             and Administrative Agent.


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HMH PROPERTIES, INC.


October 26, 1998                         /s/ Donald D. Olinger
----------------                         ---------------------------------------
Date                                     Donald D. Olinger
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)